Form 10-K
period 2000-12-31
ESYLVAN INC
filed 2001-04-02
CIK 1113605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                  (Mark One)

 /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the fiscal year ended           December 31, 2000
                 ----------------------------------------------
                                       or

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   ---------------------    ---------------------
                       Commission file number: 333-42530
             ------------------------------------------------------

                                 eSylvan, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                       52-2257470
----------------------------------       -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 506 South Central Avenue, Baltimore, Maryland                            21202
-------------------------------------------------------------------------------
    (Address of principal executive offices)                      (ZIP Code)

                                 (410) 843-2622
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name Of Each Exchange
                Title Of Each Class         On Which Registered
                -------------------         -------------------
                        None                       None

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     On March 25, 2001, the aggregate value of the voting stock held by non-affiliates of the Registrant, based upon the price at which the Common Stock was sold, was none (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.)

     As of March 25, 2001, the registrant had 14,000,000 outstanding shares of Common Stock and no outstanding shares of Class A Convertible Common Stock.

                                 ESYLVAN, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE

PART I.
ITEM 1.      Business.................................................................     2
ITEM 2.      Properties...............................................................    19
ITEM 3.      Legal Proceedings........................................................    19
ITEM 4.      Submission of Matters to a Vote of Securities Holders....................    19

PART II.
ITEM 5.      Market for the Registrant's Common Equity and Related Stockholder Matters    20
ITEM 6.      Selected Financial Data..................................................    20
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................    21
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk...............    25
ITEM 8.      Financial Statements and Supplementary Data..............................    25
ITEM 9.      Changes In and Disagreements with Accountants and Accounting
             and Financial Disclosure.................................................    25

PART III.
ITEM 10.     Directors and Executive Officers of the Registrant.......................    25
ITEM 11.     Executive Compensation...................................................    27
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management...........    29
ITEM 13.     Certain Relationships and Related Transactions...........................    29

PART IV.
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    32

                                    PART I.

ITEM 1:  BUSINESS

Overview

     eSylvan, Inc., (the Company") was incorporated by Sylvan Learning Systems, Inc. ("Sylvan") on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering through internet-based applications high quality supplemental education programs to families. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to a newly formed majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC ("Sylvan Ventures").

     We are a development stage company which delivers individualized supplemental education to families and children via a variety of applications on the Internet. We intend to devote our resources to:

  - Delivery of online tutoring for Grade K-12 students. We offer a fee-based Internet application through which we deliver our diagnostic-based tutoring in real time with the same quality that Sylvan provides in its traditional bricks and mortar learning center environment. As such, we seek to leverage our right to use Sylvan intellectual property, including tutoring content and the eSylvan brand, and our marketing arrangements with Sylvan to provide online tutoring based on a proven educational model.

  - Supplemental education services for college entrance exam preparation. Through Ivy.com we seek to capitalize upon Sylvan's experience to address the specific needs and requirements of students as they prepare for SAT and ACT college entrance examinations.

     We launched our website, commenced delivering services to the public in the mid-Atlantic region and started recognizing revenue in October 2000. Until October 2000, our operations consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet education industry opportunities, and the development of technical and operational infrastructure.

     We maintain our corporate offices at 506 South Central Avenue, Baltimore, Maryland 21202. Our telephone number is (410) 843-2622. Our Internet Web Site address is http://www.esylvan.com

Distance Learning Through the Internet

     We believe that the broad accessibility of the Internet and its real-time interactive nature make it an ideal platform for distance learning (i.e., online learning). Online learning allows students to participate in classes and activities at times that are convenient for them from a variety of geographic locations, including learning centers or their own homes. Online learning allows both students and parents additional flexibility by eliminating transportation requirements. According to Merrill Lynch, the domestic broadband (high speed connection lines which increase access to data) market will expand to 2.3 million homes in 2000, up 200% from approximately 750,000 in 1998. By 2004, Merrill Lynch expects broadband to reach 38% of Internet users, or 30 million households. We expect this growth in broadband technology to expand to other education activities like tutoring as home penetration of computers continues, broadband Internet access becomes more widespread and two-way audio and video conferencing in the home becomes more generally available.

     In order to meet this demand, we believe that education providers face several challenges in delivering education over the Internet. We believe that effective online learning requires that students receive:

     -  Comparable experience and results to in-person learning

     -  Access to content

     -  Access to qualified teachers and tutors

     -  The ability to track results

The eSylvan solution

     Our business plan encompasses the delivery of products and services which are fee-based as follows:

Diagnostic Tutoring

     We offer one-to-one, diagnostic-based tutoring over the Internet for students who are seeking personalized, assessment based tutoring programs, but find other alternatives too inconvenient. By providing tutoring services accessible from the home, we intend to make the tutoring process more convenient for both the student and the parent, as tutoring sessions can be conducted at flexible hours, including weekends, while eliminating the need for transportation. Modeled after Sylvan's center-based program, our Internet-based program requires from four to six months to complete and comprises 40 to 60 hours of instruction. We provide instruction on average twice a week in one-hour sessions, and our guidance counselors schedule online parent conferences after varying hours of sessions. Throughout a student's course of study, we test the student using standardized diagnostic tests, and share the results with parents in personal online conferences. We offer our online tutoring programs at prices that are comparable to the prices of similar programs offered in Sylvan's bricks and mortar centers.

     Our tutors are recruited through traditional methods and from Sylvan's network of 1,000 corporate-based tutors and 9,000 franchise-based tutors and other sources. See "Business - Relationship with Sylvan and Sylvan Ventures."

Content

     We are meeting our needs for content by licensing proprietary materials from Sylvan, developing new content internally and purchasing content from third party sources as follows:

     - Diagnostic Tutoring. We use tutoring content for our core reading and math programs based upon Sylvan's Individual Learning Objectives (ILO) tutoring curricula. The ILO tutoring curricula provide a measurable academic outcome from a series of activities or curriculum based programs. We incorporate appropriate Internet-based content into our tutoring delivery platform. Our content is managed by software which is currently available in the market place. We have developed the majority of our content internally and do not expect to be dependent upon third parties for tutoring content.

     - Test Preparation. We will continue to capitalize upon the content developed by Sylvan's Ivy Prep division. Also, we will seek to establish relationships with appropriate curriculum developers whose curricula are easily transitioned to Internet delivery, or which has already been successfully converted for Internet delivery.

Marketing

     Our customer acquisition and retention strategy includes the following marketing activities:

     - Direct Response Marketing. We have leveraged Sylvan's experience in using parent and student targeted media to obtain student leads. Utilizing Sylvan's Internet-based marketing experience, we will place and manage Internet-based advertisements in appropriate content areas, national media advertisements and direct mail to drive traffic to our website.

     - Sylvan Referrals and Cross Marketing. We continue to capitalize upon the distribution strengths of Sylvan to pursue referrals from Sylvan's system of products and services. We intend to pursue cross-promotion opportunities with existing and former Sylvan customers. We have instituted a program to alert former Sylvan customers of our services and convenience. With the convenience of electronic tutoring, we will seek to retain such students for a longer period of time.

     - Marketing Relationships. Once implemented, we will seek to leverage our services to establish ourselves as the educational services provider of choice for other websites that also target the K through 12th grade market, our selected demographic. We will track new customer origination in order to:

        - Evaluate the effectiveness of our strategy to become the exclusive educational services provider linked to and promoted by selected education oriented sites

        - Remunerate other companies on a customer acquisition basis, awarding a percentage of revenues of captured customers back to the originating site. Although we have identified potential companies for such relationships, we have not signed any agreements with these companies.

     - Targeted Retention. Our services will be designed to capitalize on our future relationships with students and their parents. We intend to target our services to a student's or parent's area of interest through the progression of the student's education. For example, an 8th grade student enrolled in advanced math or reading may be offered our standardized test preparation programs as the student enters 11th grade.

Technology

     We continue to leverage our management team's experience with Sylvan's student interface and assessment system in our Internet-based tutoring program.

     - Teach 2000. Our management team has five years of experience with Teach 2000, a system that delivers content on demand to students in a center-based environment. The Teach 2000 software tracks the instructional delivery process as teachers and students work through a personalized instruction plan. Based on this software which is licensed from Sylvan, we have developed a software application to provide a complete learning environment for students and instructors that can be accessed through the Internet .

     - Shortcut to Success/Sylvan Automated Assessment System. STS/SAAS delivers and scores a variety of tests for students that enroll at Sylvan. These software systems are seamlessly integrated to deliver diagnostic and prescriptive tests that pinpoint a student's skill gaps, analyze a student's test results to prepare a personalized instruction profile and create initial and on-going parent conference reports to monitor progress. We have licensed this program from Sylvan and adopted it for use on the Internet.

     Together, these two pieces of software allow us to create unique programs for each student and to track student progress as the programs are delivered to students. U.S. patents are pending for these proprietary software programs. Sylvan will hold the patents and the software will be used under license from Sylvan.

     Our interactive service offerings are supported by a technical infrastructure to provide effective interaction over the Internet for students and instructors and an operational support environment for effective business operation. Our technical infrastructure includes common commercial technologies that have been integrated by our technology staff with some outsourcing to consulting firms.

     The primary interface to our learning environment is a personal computer equipped with a 56K modem connection to the Internet. We supply each student and instructor with an audio headset, a microphone and a special pen-shaped mouse. All these components are commonly available retail products. Students gain access to our online program by entering our website where information on learning programs is presented. When registered for a learning program, students interact with instructors in real time through an audio/visual session, where new technologies permit simultaneous voice and data transmission over the Internet connection. This learning environment permits the instructor to control a tutoring session for us to three students per session. Instructors can present curriculum associated content on a whiteboard on the student's computer, which both parties can simultaneously reference and markup or annotate. The whiteboard may also be used without content so that either party in the session can use freeform drawing tools for illustration purposes. In order to comply with the requirement of the Children's Online Privacy Protection Act of 1998 that parents have access to any personal information we collect about their children under the age of 13, we may be required to log and maintain records of all online communications with those children. The technology for such logging could impose additional operating costs on our business.

     We continue to develop several back-end applications to support our learning environment. These applications are designed to permit us to prepare, maintain, retrieve and present our tutoring content. Our customer relationship management system permits us to retrieve student-specific data including specific tutoring session schedules. Our administrative back-end applications permit billing, payroll and account payment and provide support to our student incentive program.

Competition

     We believe that the key competitive factors in our market are:

     -  Technology, expertise and capabilities

     -  Brand recognition

     -  Content and instructional methodology

     -  Access to capital

     We compete in the tutoring and college entrance exam preparation market against both traditional bricks and mortar providers of educational services and companies that are implementing an online business plan.

     - Bricks and Mortar Providers. We compete with several companies that provide tutoring and other educational services through their physical sites. In most geographic areas that we intend to provide our online services, we expect to compete also with individual tutors and state and local education agencies that fund individual tutoring. Sylvan, our controlling stockholder, is a bricks and mortar provider of tutoring services through company-owned and franchised learning centers and, to the extent that its customers find online tutoring to be more convenient, we may compete with Sylvan.

     - Online Providers. We compete with several companies that currently participate in the online tutoring market. Further, we expect that many existing bricks and mortar tutoring companies, and others, will begin to distribute their services over the Internet in the near future. We believe that our services differ from those offered by these companies. Other online providers generally do not charge hourly rates for a service which provides assessment, unique content and live instruction. Instead, they may provide either a chat-only homework help service, or provide only a whiteboard for instruction with no available content. Others may provide asynchronous access to content, but no live instruction. A variety of models like these, though they differ from ours, will compete with ours for market share.

     - New Entrants. As Internet and broadband services become more widely deployed in the K-12 market, we believe new and as yet unidentified companies will enter the market. Traditional media companies and rapidly expanding Internet companies are likely to present new competition.

     Many of our current and potential competitors have operating histories and greater customer or user bases, brand recognition and greater financial, marketing and other resources than we do. In addition, many of these current and potential competitors can devote substantially greater resources to product development, marketing and promotional campaigns and website and systems development than we can.

Relationship with Sylvan and Sylvan Ventures

     Sylvan has created eSylvan as a stand-alone corporation to separate our online educational services business plan from Sylvan's other businesses and to facilitate capital raising. Although we have hired a seasoned management team and built a staff, we will continue to be substantially dependent for the foreseeable future upon the resources provided by Sylvan and Sylvan Ventures for the execution of our business plan. Currently, 100% of our funding requirements are derived from a commitment from Sylvan Ventures.

Sylvan Learning Centers

     Sylvan seeks to provide educational services with consistent, quantifiable results, and has delivered its core educational services to more than 1.2 million students primarily in grades three through eight over the past 19 years. In 1999, Sylvan provided services to over 130,000 students through its 770 centers in North America. Sylvan offers programs for students of all ages and skill-levels who want to catch up, keep up or get ahead. Sylvan's range of programs includes beginning, academic and accelerated reading; basic math, algebra 1 and 2 and geometry; writing and composition; study skills; and SAT/ACT preparation. In addition, Sylvan offers certified high school courses for credit in geometry, algebra 1 and 2, trigonometry, pre-calculus and English 9, 10 and 11.

     On May 19, 2000, Sylvan acquired substantially all of the assets of Ivy West Educational Services, Inc. Ivy West is a California-based provider of individualized one-to-one standardized test preparation and other general tutoring services. In addition, Ivy West provides curriculum materials and training to educators throughout the country. Ivy West currently offers programs for standardized college admissions tests, including the PSAT, SAT and ACT and for standardized high school admissions tests, including the ISEE (ERB), SSAT and HSPT.

Services provided to us by Sylvan

Professional Services Agreement

     Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive or pay amounts equal to 5%, up to a maximum of $100, of all revenues received by Sylvan or us, respectively, for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay Sylvan a sales commission of 5%, up to a maximum of $100, of the revenues we receive for the first programs to which such student initially subscribes through the franchisee's center.

     Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences (calculated as a salary reimbursement multiplied by 30%). Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

     Co-Marketing.    We have agreed with Sylvan that we will provide a link to
Sylvan's website on our website and Sylvan will provide a link to our website on its website. Sylvan has agreed to adhere to our reasonable directives concerning promotion of our business including displaying posters or other promotional materials in Sylvan-owned centers and requesting its franchisees to display posters or other promotional materials in their centers.

License Agreement

     We have entered into a license agreement with Sylvan under which we have licensed the materials that we believe are necessary to implement our business plan as follows:

     - "eSYLVAN," "eSYLVAN.COM", and the associated Internet domain name, "SYLVAN", "SYLVAN LEARNING CENTER," "SYLVAN LEARNING CENTERS," "SYLVAN LEARNING SYSTEMS" and such other trade names, trademarks, service marks, associated logos and symbols as may be designated by Sylvan in writing.

     - The Sylvan system, which includes, but is not limited to, Sylvan's proprietary programs, systems and techniques and certain copyrighted materials, all software and computer programs necessary to offer the online educational services and such other content as may be designated by Sylvan in writing.

     - Sylvan Ivy Prep materials for the online delivery of college entrance examination preparation courses.

     - New materials, modifications, enhancements and improvements related to the above (subject to an additional license fee).

     The licenses of Sylvan's trademarks and content as described in the bullets above are limited to use in connection with out Internet business in the United States and Canada. For the duration of this agreement and for one year thereafter, we have agreed not, directly or indirectly, to engage in or compete with any of Sylvan's site based businesses or centers offering certain educational services. For the duration of this agreement and for one year thereafter, Sylvan has agreed not, directly or indirectly, to engage in or compete with any of our fee-based educational services that are provided online to students, other than those services provided online to students at any of Sylvan's site based businesses or centers.

     Under this agreement, we have agreed to co-develop with Sylvan a confidential operations manual, which may be revised by Sylvan from time to time, to govern the use of Sylvan's intellectual property in our business. We have agreed that in order to promote Sylvan's intellectual property in connection with our business, we will expend quarterly at least 6% of our prior quarter's gross revenues on advertising approved by Sylvan.

     Under this agreement, we have the right to modify Sylvan's intellectual property or create derivative works and Sylvan has the right to modify any software or materials that we create or develop for our business or create derivative works from our software and materials. We will own any copyright in the derivative works created by us and we have agreed to license to Sylvan these derivative works for no additional consideration. We have agreed that Sylvan will own any copyright in the derivative works created by it from our intellectual property and that Sylvan will license to us these derivative works for no additional consideration. With respect to certain other intellectual property that we develop for our business, including software and other materials, Sylvan will have 30 days from the date it receives notice that we have developed this material to notify us of its desire to license it. Any license will be for a reasonable fee designed to permit us to recoup our development costs on a proportional basis across all the products or services in which we will commercialize the material. We will have 30 days from the date we receive notice that Sylvan has developed or created any new intellectual property, including software or other materials, related to its learning center business to notify Sylvan if we desire to obtain a license of that content. Any license will be for a fee based on financial terms offered to all of its franchise licensees.

     We have agreed to pay Sylvan an initial license fee of $1 million and we have agreed to pay Sylvan a periodic, running royalty equal to 4% of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee.
During the first year of this agreement, there will be no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for the first calendar year of $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by any amounts that we pay to Sylvan franchisees who invest in this offering. We will account for any payments to Sylvan franchisees in this offering as prepaid royalties under our agreement with Sylvan.

     This agreement has an initial term of five years and it will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is perpetual for the duration of the applicable copyrights and will not otherwise terminate. We have the option to serially renew the agreement for unlimited consecutive five-year terms and no initial license fee will be owed for such renewal terms.

     We have agreed to cooperate with Sylvan for the protection of the intellectual property licensed to us. Sylvan has agreed, at its expense, to defend and indemnify us from certain claims brought against us in the United States based upon any infringement of United States intellectual property rights with respect to only the licensed trademarks and service marks and not the licensed content; provided, however, that Sylvan's liability is limited to the amount of royalties paid by us within the one year preceding the date upon which we make a demand for indemnification. We have agreed to defend any action, suit or proceeding brought against Sylvan based upon or arising out of our operation of our business.

Services Agreement

     Sylvan has agreed to provide management services, MIS support services, corporate accounting department services, PeopleSoft (database management) services, human resources/payroll services, general liability insurance and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement has a one-year term and we can terminate the agreement at any time with 90 days notice.

Facility Use Agreement

     Sylvan has agreed to provide us with the use of its facilities for a monthly use fee based upon Sylvan's good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan's lease payments. We currently occupy office space pursuant to this agreement. This agreement has a one-year term, is renewable for an additional year and is terminable by either party on 60 days notice.

Sylvan Ventures, LLC

     Founded in February 2000, Sylvan Ventures develops and invests in educational technology companies, providing them with access to brands, content and resources of its parent company Sylvan.

Services provided to us by Sylvan Ventures

     - A revolving line of credit in the amount of $10 million, which terminates on December 31, 2001.

     - An investment of $20 million in our Series A Preferred stock to be issued in equal amounts on the last day of each fiscal quarter beginning on September 30, 2000 and ending on December 31, 2001. As of December 31, 2000, Sylvan Ventures has paid $6,666,666 and received 3,508,772 shares of Series A Preferred stock.

     - A written commitment under which Sylvan Ventures agrees to fund the cash requirements of our business at least through September 30, 2001.

Government Regulation And Legal Uncertainties

     There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state and local governments and agencies. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our prospects and revenues.

Liability for information retrieved from our website and other websites

     Content may be accessed on our website or on other Internet sites that are linked to our website. This content may be downloaded by users and subsequently transmitted to others over the Internet. By providing those links, we may be exposed to claims that we are liable for wrongful actions by the owners of these sites. Claims of this nature have been brought, sometimes successfully, against providers of Internet services. We could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards, which may be offered on our website. We also may be subject to claims, alleging that we, by directly or indirectly providing links to other websites, are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites. The Digital Millennium Copyright Act of 1998 established limited liability for online copyright infringement by online service providers for listing or linking to third party websites that include copyright-infringing materials. Although we have general liability insurance coverage, that insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in significant expense and cash demands, which would adversely affect operating results and financial condition. Even to the extent that these claims do not result in liability, we could incur significant costs in investigating and defending against these claims, which would also adversely affect our operating results and financial condition.

Privacy Concerns

     The Children's Online Privacy Protection Act of 1998 makes it unlawful for an operator of a website or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 in a manner which violates regulations to be proscribed by the Federal Trade Commission (FTC). The FTC has issued final regulations, which concern the scope of this Act's parental consent requirements. The FTC is also considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites. Further, the FTC has conducted investigations into the privacy practices of companies that collect information on the Internet. The Children's Online Privacy Protection Act may apply to our business if we collect personal information on persons under the age of 13. Accordingly, we may be required to obtain verifiable parental consent for such collection activities and provide parental access to personal information we maintain about their children. While we believe we will be able to comply with the regulations that have been promulgated by the FTC to implement that Act, the present regulations are subject to clarification through administrative implementation and amendment and the specific means for complying remain to be developed. The costs of compliance could be a significant element of our costs of doing business.

Internet Taxation

     A number of legislative proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from those activities.

Jurisdictions

     It is possible that, although our transmissions over the Internet will originate primarily in Maryland, the governments of other states might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our prospects, operating results and financial condition. In addition, as we expect to offer our services in multiple states and Canada, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or Canada. As of the date of this filing, we are not qualified to do business in any states other than Maryland and California, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our prospects, operating results and financial condition.

Employees

     We have approximately 53 full-time and 45 part-time employees. The majority of our officers are also officers or employees of Sylvan and currently devote a portion of their business time and attention to Sylvan and a portion to us. We expect to hire additional full-time employees to assist in the operation of our business as we move toward a larger regional launch. Although the competition for skilled employees in the Internet and education industries is intense, we do not now foresee problems in hiring qualified employees to meet our needs. None of our employees is represented by a union. We consider our relations with our employees to be good.

     Our senior management possess limited experience in operating an online educational services business. Therefore, we continue to rely on consultants, employees of Sylvan and other professionals with Internet expertise and experience to assist us in executing our business model. We will compensate these consultants and other professionals at competitive rates and currently there is no way to estimate the term of their service.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Risks and factors described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

Our technology for the online delivery of tutoring services is new and untested.

     Our online program includes live, voice-based, interactive, three student to one teacher instruction with tutoring curriculum individualized to the student based upon a needs assessment supplemented by rewards for student performance. Although some other companies deliver tutoring services over the Internet, their programs may rely upon chat or message board homework help and generally do not include one or more of these features of our program. Accordingly their existing technology is not sufficient for our program. The key elements of our technology are new, have been internally developed and have not been fully tested in a commercial environment. This new technology includes our voice-based interactive instruction, our diagnostic and assessment software and our content search engine. If we fail to integrate such technology to provide reliable service to our customers or if the reliability of our technology decreases as the number of customers in our program increases, we may fail to become profitable.

We have only recently commenced recognizing revenues, our accumulated net loss since inception was $11.7 million as of December 31, 2000, and we expect to generate significant operating losses and continue to experience negative cash flow for the foreseeable future.

  We launched our website, commenced delivering services to the public in the mid-Atlantic region and started recognizing revenue in October 2000. As of December 31, 2000, we have generated approximately $16,000 in revenues, and we have incurred expenses and an accumulated net loss of approximately $11.7 million from inception, consisting primarily of legal, accounting, consulting, development, personnel and facilities costs. Our ability to generate revenue will depend on our ability to attract customers to our online educational services and improve our content and technology. We believe that our expenditures for marketing and advertising and personnel will substantially increase over the next year as we shift from organizational activities and the development of our technology to the sale of tutoring services to the public.
We also expect to incur substantial expenses in software, tutoring content and professional fees and other areas. Because we are a new entrant to the Internet market, these expenditures may be significantly higher than we anticipate.
These expenses are substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure, our need for additional financing and other factors discussed in this section. Our expenses generally will precede revenues. If these expenses are not followed by sufficient revenues, our business may not become profitable. If online tutoring fails to gain acceptance, it is unlikely that eSylvan will ever become a viable business.

We have operated as a separate entity for less than one year, and for the foreseeable future we will remain substantially dependent upon our majority stockholder for operational support and financing.

  From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan, from February 3, 2000 to June 29, 2000, we operated as a subsidiary of Sylvan, and since June 30, 2000, we have operated as a majority-owned subsidiary of Sylvan Ventures. Pursuant to separate agreements, Sylvan provides us with facilities, management services, the intellectual property, including the eSylvan name, marketing referrals and a website link to the Sylvan website. Our facilities agreement with Sylvan has a one-year term, is renewable for an additional year and is terminable by either party on 60 days notice. Our services agreement with Sylvan has a one-year term and we can terminate it at any time with 90 days notice. Our license agreement with Sylvan has an initial term of five years; provided, however, that the license with respect to content is perpetual for the duration of the applicable copyrights. We have the option to serially renew the license agreement for unlimited additional five-year terms. Our professional services agreement with Sylvan terminates upon the termination or expiration of the license agreement. Sylvan Ventures is supporting our financing needs through a $10 million line of credit its agreement to invest $20 million in our Series A preferred stock and its commitment to fund the cash requirements of our business at least through September 30, 2001. We believe that we cannot replace the services and intellectual property that Sylvan provides to us on reasonable terms, if at all. Accordingly, if Sylvan or Sylvan Ventures terminates its support of our business plan, we may not be able to continue operations, of if we continue operations, we may not become profitable. The terms and conditions of these agreements were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party.

Fees for diagnostic and prescriptive tutoring services provided to us by Sylvan may be higher than the cost of such services otherwise available.

  Prior to assigning a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences. Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100. The terms and conditions of this agreement were not negotiated on an arms-length basis with Sylvan and we believe that the terms and conditions are less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated party. If the cost of tutoring services under our agreement with Sylvan is greater than can be obtained on the open market, our higher expenses could affect our ability to compete with other companies that can obtain tutoring services at lower costs.

We will need additional financing.

  We expect to experience negative cash flow from operations for the foreseeable future. We expect that our available funds will be insufficient to meet our needs for working capital and capital expenditures after about September 30, 2001, when Sylvan Ventures' commitment to fund our operations expires. Accordingly, we will need to raise additional funds prior to that time. We are unable to predict the exact amount of additional financing we will need because it is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed under this section. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we fail to secure the necessary financing, we may not be able to continue operations.

Our business strategy is new, evolving, unproven and subject to change and may not generate revenue opportunities.

     Our business objective is to become the premier website that students and their parents trust for tutoring and college entrance exam preparation services and rely on as a preferred destination for educational content. Our business strategy is new, evolving and unproven. Due to the rapidly changing nature of the Internet, we are continuously modifying our business strategy and expect to continue to modify our strategy in the future. Our business model assumes that students and their parents will be attracted to and will use educational information and related services available on our website, which will, in turn, allow us the opportunity to market fee-based services and advertising designed to reach those consumers. Our current business strategy may not be successful and, if it is not successful, we may not be able to modify it in a timely and successful manner. In addition, we may not be able to develop successful business strategies to capitalize on opportunities in new and unproven areas.

Consumers may not accept an online source for tutoring services.

  Our success depends on attracting and retaining online consumers. Some factors that could prevent consumer acceptance of online tutoring services, and consequently our ability to generate our revenues, include:

     -  student or parent preference for in-person tutoring relationships

     - pricing that does not meet consumer expectations of finding "the lowest price on the Internet"

     -  lack of consumer awareness of our online presence

We may fail to retain and integrate key personnel.

  Our success depends upon the key members of our management team. These key members include Christopher Hoehn-Saric, our chairman and chief executive officer, David Graves, our president, Lee McGee, our executive vice president, chief financial officer, treasurer and assistant secretary, Robert Zentz, our secretary and assistant treasurer and Peter Cohen, our assistant secretary. Loss of the services of key members of our senior management would harm our business. Our senior management may not perform effectively as individuals or work together as a team. Messrs. Hoehn-Saric and McGee are full-time officers and employees of Sylvan Ventures and Messrs. Zentz and Cohen are full-time officers and employees of Sylvan. Such persons provide services to us at the request of Sylvan Ventures and Sylvan. These officers have not committed to devote any specific percentage of their business time to us. The competing claims upon each officer's time and energies could divert attention from our affairs, placing additional demands on our resources. The efforts of all or any of these individuals may not be sufficient to meet both our needs and those of Sylvan Ventures and/or Sylvan. If we were deprived of access to the members of our management team, or other personnel, or lost access to these services altogether, we may not be able to meet the objectives set forth in our business plan.

We may fail to attract qualified employees.

  Our success also depends on our ability to attract, retain and motivate skilled employees, including trained instructors and information technology specialists. Competition for these skilled employees is intense. We expect to experience difficulty in hiring and retaining skilled employees. We have no employment contracts with our employees.

If we do not establish, maintain and strengthen our brand we may not attract users to our website or generate revenue opportunities.

  We must expend resources to establish the eSylvan brand and promote our services. We are in competition with a number of Internet companies currently seeking to establish their names as dominant brands in the online tutoring market. The following factors may affect our ability to successfully establish our brand and generate traffic on our website:

     - students must, among other things, perceive our content as relevant and reliable

     - companies that provide complementary or related services must, among other things, consider our website to be professional, reliable and well operated

     - teachers and parents must view our site as an appropriate destination for students requiring tutoring services

     We will pursue an aggressive direct response marketing campaign to establish, maintain and grow our brand. Our other advertising efforts will also be designed to strengthen our brand. Although we commenced operations in October 2000, we have incurred $1.1 million in sales and marketing expenses through December 31, 2000. In addition, we expect increases in such expenditures to support our business plan. We expect that the funds for these efforts will be provided through our line of credit with Sylvan Ventures and the sale of our Series A preferred stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." If our promotional efforts are unsuccessful, we may fail to generate traffic on our website or sufficient revenues to become profitable.

We face intense competition.

  We compete with numerous providers of tutoring services, including other online companies as well as traditional bricks and mortar tutoring providers. Sylvan Ventures, our majority stockholder, is controlled by Sylvan, a bricks and mortar provider of tutoring services through company-owned and franchised learning centers, and, to the extent that its customers find online tutoring to be more convenient, we may compete with Sylvan. Some of our competitors have greater access to capital than we do and use these resources to engage in aggressive advertising and promotion campaigns such as offering free services to attract new consumers. The current prevalence of such aggressive advertising and promotion may generate pricing pressures to which we must respond.

     We expect that competition will continue to increase because of the
relative ease with which new websites may be developed.   Individual tutors, for
example, can easily and at low cost establish a rudimentary web presence and compete with us on the Internet in their local markets. Traditional media companies and existing bricks and mortar companies can also establish a web presence with relative ease. The nature of the Internet as an electronic delivery medium for services, which may, among other things, facilitate competitive entry and price comparisons, may also render it inherently more competitive than traditional formats of service delivery. Increased competition may negatively impact our gross margins, cause us to lose market share, decrease the value of the eSylvan brand and prevent us from generating revenues and becoming profitable.

We may lose users if we do not adapt to rapid technological change and provide tools and features which meet the changing demands of our users.

  The Internet market is characterized by rapidly changing technology, evolving industry standards and frequent new service announcements. We must adapt to our rapidly changing market by continuing to improve the performance, features and reliability of our website and, in particular, its functionality with new versions of web browsers and other platforms. We also could incur substantial costs if we need to modify our services or infrastructure in order to adopt to these changes. If we fail to keep pace with technological advancements, our consumers may not use our website and instead may use our competitors' services. In addition, we must provide informational content, interactive tools and other features that consumers demand in order to continue to attract and retain our consumer audiences. We have allocated significant resources to improve our software and computer hardware and tutoring content. However, we must properly anticipate, identify and respond to changes in consumer demands.
Notwithstanding these planned expenditures, if we fail to respond to changes in consumer demand, expand the scope of our content and services, introduce new services quickly and efficiently, or if our content and services fail to achieve market acceptance, traffic on our website could be materially and adversely affected.

We expect to incur expenses for compensation paid to Sylvan for participating in our program.

  We expect to incur significant expenses for the consideration we plan to pay to Sylvan for the provision of instructors, education developers and other professionals. Specifically, prior to assigning a tutor to a student for a diagnostic and prescriptive program, we must request Sylvan to provide a tutor for a committed period for which we reimburse Sylvan for the salary of such tutor at an hourly rate based on the base compensation such person receives, and pay Sylvan a 30% management fee per hour of service. If Sylvan refers instructors to us, we will pay Sylvan a $100 referral fee. The amount of these fees was not determined through arms-length negotiation and such fees may be in excess, perhaps substantially so, of the cost to retain such professionals on the open market from unaffiliated third parties.

Our computer and communications systems may fail or experience delays.

  Our success, and in particular our ability to provide quality customer service, depends on the efficient and uninterrupted operation of our computer systems. Systems interruptions may result from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts and problems related to our software and equipment. Our website may also experience disruptions or interruptions in service due to failures by third-party communications providers. We will depend on communications providers and our website host to provide our consumers with access to our website. In addition, our consumers depend on their own Internet service providers for access to our website. Periodic systems interruptions will occur. These occurrences may cause consumers to perceive our website as not functioning properly and therefore cause them to stop using our services. Systems interruptions that last more than a few hours would harm our business.

We are substantially dependent upon Sylvan for our use of the eSylvan brand.

  Sylvan licenses us the right to use the eSylvan name and its other trademarks and various tutoring content for an initial license fee of $1 million and a periodic, running royalty equal to 4% of our net revenues and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee.
During the first year of this agreement, there will be no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for the first calendar year of $400,000. Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by any amounts that we pay to Sylvan franchisees. This agreement has an initial term of five years and it will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is perpetual for the duration of the applicable copyrights and will not otherwise terminate. We have the option to serially renew the agreement for unlimited additional five-year terms and no initial license fee will be owed for such renewal terms. We believe that we cannot replace the intellectual property that Sylvan has licensed to us under this agreement on reasonable terms, if at all. Accordingly, if Sylvan terminates the license agreement, we may not become profitable. The terms and conditions of this agreement were not negotiated on an arms-length basis with Sylvan and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party.

Others may infringe upon or misappropriate our intellectual property rights.

     The intellectual property rights that we license from Sylvan for use on the Internet are critical to our success. These intellectual property rights include the use of the eSylvan name, the eSylvan.com website and the Sylvan tutoring content that we have adapted for the online delivery of tutoring services. We believe that our ability to leverage Sylvan's existing reputation with respect to the provision of tutoring services in bricks and mortar centers to generate brand recognition and loyalty for our online tutoring business is the key to our marketing plans. We will rely on trademark and copyright law, trade secret protection and confidentiality, license and other agreements with customers, other companies and others to protect our proprietary rights. The steps taken to protect this intellectual property may not be adequate, and third parties may infringe upon or misappropriate our intellectual property rights. Our efforts to protect our intellectual property rights may result in litigation. Intellectual property litigation is expensive and can divert management's attention from the operation of our business.

The market data upon which we have based our business plan may not be accurate and has not been verified independently.

     Much of the market and related data upon which we have based our business plan including our estimates of future revenues, expenses and required financing, was obtained from industry publications and reports prepared by independent sources. We have not independently verified the accuracy of such information. We have not independently generated or verified this market data because we do not currently have the capacity to do so, nor do we currently have the resources to acquire the capacity to do so. The methodology typically used in compiling market and related data, including the fact that such data are usually based upon a selected sampling of the market or population rather than a survey of the market or population as a whole, means that the data are subject to uncertainties and estimations. If the market data upon which we have relied in developing our business plan is materially inaccurate our estimates with respect to future revenues, the expenses necessary to generate future revenues, need for and timing of future financing and profitability are likely to be inaccurate which, depending on the nature of such inaccuracies, could affect the viability of our business plan.

Sylvan Ventures' ownership of over 90% of our outstanding voting stock on a fully diluted basis and the presence of interlocking directors and officers could prevent a change of control.

     Sylvan Ventures owns a substantial majority of our outstanding voting stock on a fully diluted basis. Sylvan Ventures is a majority-owned subsidiary of Sylvan. Christopher Hoehn-Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan and chairman, president and a manager of Sylvan Ventures. B. Lee McGee, our executive vice president, chief financial officer, treasurer, assistant secretary and director is executive vice president, chief financial officer and treasurer of Sylvan Ventures. Robert Zentz, our secretary, assistant treasurer and director is senior vice president and general counsel of Sylvan and secretary of Sylvan Ventures. Peter Cohen, our director and assistant secretary, is president of Sylvan. Susannah Bennett, our assistant secretary, is vice president of Sylvan. Patricia Miller, our assistant secretary, is senior vice president of Sylvan. Kelly Hodge-Williams, our assistant secretary is an employee of Sylvan and executive director of the Sylvan Foundation. As a result, the directors and officers of Sylvan and Sylvan Ventures will be able to control our day-to-day operations and the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our control by Sylvan Ventures and Sylvan and the presence of interlocking directors and officers could create potential conflicts of interest.

     Christopher Hoehn Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan and chairman, president and a manager of Sylvan Ventures. B. Lee McGee, our executive vice president, chief financial officer, treasurer, assistant secretary and director is executive vice president, and chief financial officer and treasurer of Sylvan Ventures. Robert Zentz, our secretary, assistant treasurer and director is vice president and general counsel of Sylvan and secretary of Sylvan Ventures. Peter Cohen, our director and assistant secretary, is president of Sylvan, Susannah Bennett, our assistant secretary, is vice president of Sylvan. Patricia Miller, our assistant secretary, is senior vice president of Sylvan. Kelly Hodge-Williams, our assistant secretary is an employee of Sylvan and executive director of the Sylvan Foundation. Mr. Hoehn Saric beneficially owns less than five percent and three percent of the outstanding equity securities of Sylvan and Sylvan Ventures, respectively. Each of Messrs. McGee, Zentz and Cohen and Ms. Bennett, Ms. Hodge-Williams and Ms. Miller beneficially owns less than one percent of the outstanding equity securities of Sylvan. Because of these relationships, equity interests and the fact that we currently do not have any independent members on our board of directors, our directors and officers have conflicts of interest when making decisions related to transactions between us and Sylvan Ventures or Sylvan. These conflicts of interest include possible competition between Sylvan and us for tutoring customers, the demands for management attention placed upon our executive team by the other companies they serve, whether another company or we should be presented business or financing opportunities that present themselves to our management team and the extent of Sylvan resources that will be made available to us under our agreements with Sylvan for implementation of our business plan. The ability of Sylvan Ventures and Sylvan to control the outcome of matters submitted to stockholders together with the potential conflicts of interest of their affiliates who also serve as our executive officers could adversely affect the operation of our business. In addition, those persons serving as both our officers and key employees and those of Sylvan Ventures and Sylvan have not committed to devote any specific percentage of their business time to us. The competing claims upon each officer's time and energies could divert attention from our affairs, placing additional demands on our resources. The efforts of all or any of these individuals may not be sufficient to meet both our needs and those of Sylvan Ventures and/or Sylvan. If we were deprived of access to the members of our management team, or other personnel, or lost access to these services altogether, we may not be able to meet the objectives set forth in our business plan.

Risks Related to the Internet

We depend on continued growth in use of the Internet and online commerce.

  Our success depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of online users grows or bandwidth requirements increase. The Internet has experienced a variety of outages due to equipment malfunctions, human error and physical damage to portions of its infrastructure. If outages or delays frequently occur in the future, Internet usage, including usage of our website, could grow slowly or decline. Concerns about inadequate Internet infrastructure, security, reliability, accessibility, privacy and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. Even if the necessary infrastructure or technologies develop, we may incur significant costs to adapt our operating strategy.

We may be sued due to privacy or security concerns.

  Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online service delivery. To transmit confidential information securely, we will rely on encryption and authentication technology licensed to us by third parties. Events or developments may result in a compromise or breach of the encryption software that we use to protect consumer transaction data. Any penetration of our network security or misappropriation of our consumers' personal information could subject us to liability.

  Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our business may be harmed if our security measures do not prevent security breaches.

  Claims may be based on other misuses of personal information, such as for unauthorized marketing purposes. Websites typically place identifying data "cookies" on a user's computer hard drive without the user's express consent.
We may use cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Internet browsers allow users to remove cookies at any time or to prevent cookies from being stored on their computer hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. The FTC and several states have investigated the use of personal information by online companies.
We may incur expense if regulations regarding the use of personal information are introduced or if our privacy practices were investigated. Any claims that may be brought against us would be expensive to defend even if these claims are determined to be without merit. The Children's Online Privacy Protection Act may apply to our business if we collect personal information on persons under the age of 13. Accordingly, we may be required to obtain verifiable parental consent for such collection activities and provide parental access to personal information we maintain about their children. While we believe we will be able to comply with the regulations that have been promulgated by the FTC to implement that Act, the present regulations are subject to clarification through administrative implementation and amendment and the specific means for complying remain to be developed. The costs of compliance could be a significant element of our costs of doing business.

Government regulation and legal uncertainties could add additional burdens to doing business on the Internet.

  Laws and regulations applicable to Internet communications, commerce and advertising are becoming more prevalent. Online commerce is new and rapidly changing, and federal, state and foreign regulations relating to the Internet and online commerce are evolving. Due to the increasing popularity of the Internet, it is probable that new laws and regulations will be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the qualify of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, many existing laws governing issues such as advertising, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy are now being applied to the Internet. Most of these laws were adopted prior to the advent of the Internet and do not necessarily apply easily to the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting business over the Internet. In addition, the growth and development of online commerce has already prompted calls for more stringent consumer protection laws in the United States and abroad. As one example, the European Union has adopted a privacy directive that may well have an effect on websites in the United States. Compliance with that directive, or other regulatory activities of foreign governments, could have a significant effect on our business.

  Several telecommunications carriers have asked the Federal Communications Commission (FCC) to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet and online service providers and to impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. In this event, our business could be negatively impacted.

  The FTC has already promulgated a number of regulations and proposed regulations that are designed specifically to deal with e-commerce and has several on-going industry studies that might result in further regulation.

  The Children's Online Privacy Protection Act may apply to our business if we collect personal information on persons under the age of 13. Accordingly, we may be required to obtain verifiable parental consent for such collection activities and provide parental access to personal information we maintain about their children. While we believe we will be able to comply with the regulations that have been promulgated by the FTC to implement that Act, the present regulations are subject to clarification through administrative implementation and amendment and the specific means for complying remain to be developed. The costs of compliance could be a significant element of our costs of doing business.

  Historically the use of encryption on the Internet has provoked national security concerns among certain governments. While the current posture of the United States is to permit the use and export of strong encryption, law enforcement agencies here and abroad are pressing for changes that could have an adverse effect on our ability to protect customer privacy through encryption.

We may be liable for information displayed on and communicated through our website.

  We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information that we publish on our website. These claims have been brought against online companies as well as print publications in the past. Based on hyperlinks that we provide to other websites, we may also be subjected to claims based upon online content that we do not control but that is accessible from our website. Any claims that may be brought against us would be expensive to defend even if these claims are determined to be without merit.

Registration of similar domain names may result in a diversion of our potential customers to other websites.

  For the foreseeable future, we will substantially rely on the eSylvan.com domain name as a significant means of attracting potential customers to our website. Domain names are registered by a growing number of organizations around the world. Governing authorities could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to prevent others from adopting and using domain names that might result in a diversion of our potential customers to competing websites. While there is a growing number of cases in which "domain name piracy" has been redressed, the law in this area is evolving and not totally effective in preventing use of confusingly similar domain names. While it is possible that others might claim that our own domain name-eSylvan.com-infringes their rights, we are not aware of any such claim and believe we have the right to maintain and use that domain name. However, if we were subsequently unable to continue using that domain name, we might experience a significant loss of business.

                           FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The important factors discussed above under the heading "Factors that May Affect Future Results" contained in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2:  PROPERTIES

     Our headquarters are located in Baltimore, Maryland. We currently lease our facilities from Sylvan pursuant to a facilities use agreement. See ""Business - Services Provided to us by Sylvan." We expect to expand our facilities as our operations grow. We believe that additional space will be available on commercially acceptable terms.


ITEM 3:  LEGAL PROCEEDINGS

     We are not party to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to be voted on by security holders during fourth quarter ended December 31, 2000.

                                    PART II.

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     There is no established public trading market for our common stock. 10,526,316 shares of our common stock are subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. None of the shares of our common stock is available for sale under Rule 144.

     As of March 25, 2001, there were 14,000,000 shares of our common stock outstanding, held by Sylvan and one of its affiliates. We have never declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

     On June 30, 2000 14,000,000 shares of common stock were sold to Sylvan for cash of $5,000,000. Subsequent to the purchase of the 14,000,000 shares of common stock, 13,857,143 of those shares were contributed to Sylvan Ventures. On June 30, 2000, 10,526,316 shares of Series A convertible preferred stock was subscribed for purchase by Sylvan Ventures for aggregate proceeds of $20,000,000, issuable and payable equally over the subsequent six quarters beginning September 30, 2000. On September 30, 2000 and December 31, 2000 eSylvan issued 1,754,386 shares under the subscription for $3,333,333, respectively, at each date.

  Through December 31, 2000, we have incurred approximately $700,000 in expenses in connection with the offering of our Class A Convertible Common Stock to holders of Sylvan franchise license agreements or area developer agreements. Through the time of conclusion of this offering, 359 franchisees executed participation agreements, and we are now obligated to issue 2,446,161 shares of Class A Convertible Common Stock and remit $856,156 in exchange for the franchisees' participation in this offering. We expect to issue these shares and pay this amount by June 30, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6:  SELECTED FINANCIAL DATA

     The following table presents the selected financial data of our business. The financial data has been derived from, and is qualified by reference to, our audited financial statements included elsewhere in this annual report.

                                                 Period from October 1,                         Period from October 1,
                                                  1999 (inception) to        Year Ended         1999 (inception) to
                                                   December 31, 1999     December 31, 2000        December 31, 2000
                                              --------------------------------------------------------------------------
Statement of Operations:
Revenues                                               $      --           $     15,921              $     15,921
Costs and expenses:
 Direct expenses                                                                151,247                   151,247
 Sales and marketing                                          --              1,082,431                 1,082,431
 General and administrative                              376,204              5,890,081                 6,266,285
 Research and development                                 51,960              4,883,521                 4,935,211
 Management services and facilities usage
     charges from Sylvan                                      --                529,286                   529,286
 Allocated indirect overhead costs                       219,622                205,196                   424,818
                                              -------------------------------------------------------------------
Total operating costs and expenses                       647,516             12,741,762                13,389,278
                                              -------------------------------------------------------------------
Loss from operations                                    (647,516)           (12,725,841)              (13,373,357)
Non-operating expenses                                        --                127,600                   127,600
                                              -------------------------------------------------------------------
Loss accumulated during development stage               (647,516)           (12,853,441)              (13,500,957)
Income tax benefit                                       252,337              1,516,117                 1,768,454
                                              -------------------------------------------------------------------

Net loss accumulated during development
   stage                                               $(395,179)          $(11,337,324)             $(11,732,503)
                                              ===================================================================

Basic and diluted loss per common share                $      --           $      (1.62)             $      (2.09)
                                              ===================================================================

                                                                  December 31,
                                                         2000                      1999
                                                    ------------------------------------------
Balance Sheet Data:

Cash and cash equivalents                             $        --               $        --
Working capital deficit                                (6,189,540)                  (49,595)
Total assets                                            4,478,448                    13,083
Current liabilities                                     6,312,739                    49,595
Deficiency of assets                                   (1,834,291)                  (36,512)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operation

     The Company incurred a net loss of $11.4 million for the year ended December 31, 2000.

     Revenues for the year ended December 31, 2000 were $15,921 as the Company commenced delivering services to the public in the mid-Atlantic region and started recognizing revenues in October 2000.

     During the year ended December 31, 2000 the Company incurred $12.9 million in operating and other expenses in implementing its business plan. The Company incurred $4.9 million in research and development costs in establishing its on-line tutoring technical infrastructure. General and administrative costs of $5.9 million were expended, consisting of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The Company incurred $1.1 million in sales and marketing costs to establish and grow the "eSylvan" brand including costs to produce materials and media for direct response marketing campaigns. Sylvan provided the Company with management services, facilities and other services for fees totaling $.7 million. The Company expended $.2 million in direct costs in its initial efforts to deliver services. Interest expense of $.1 million was incurred through borrowings under the line of credit with Sylvan Ventures.

     During the period October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of consolidating the Company's operations in its consolidated income tax return. The Company recorded a tax benefit of $1.5 million in connection with this agreement during the year ended December 31, 2000. Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000.

     The Company incurred a net loss from operations of $.4 million for the period October 1, 1999 (date of inception) through December 31, 1999. The Company incurred $.4 million in general and administrative costs, $.1 million in research and development costs, fees from Sylvan of $.2 million and recorded a tax benefit of $.3 million under the tax sharing agreement.

     We are a development stage business and deliver supplemental education to families and children through a variety of applications on the Internet. We launched our website, commenced delivering services to the public in the mid-Atlantic region and started recognizing limited revenue in October 2000. Our lack of operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment. We have no assurance that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan, from February 3, 2000 to June 29, 2000, we operated as a subsidiary of Sylvan and since June 30, 2000, we have operated as a majority owned subsidiary of Sylvan Ventures. Until October 2000, our operations consisted of organizational activities, research and analysis with respect to the Internet educational services industry, development of our website and identifying and testing key technology. As of December 31, 2000, we have generated limited revenues and have incurred expenses and a cumulative net loss of approximately $11.7 million since inception, consisting primarily of legal, accounting, consulting, development, personnel and facilities costs. Since our inception, Sylvan has provided us with most of the administrative personnel and services that we have required.

     During 2001, the expenses we expect to incur in connection with the implementation of our business plan include:

     -  Improvement of our website
     - Improvement of technical infrastructure for online delivery of tutoring services
     -  Improvement of online tutoring content
     - Direct marketing, advertising and promotion of the eSylvan.com website and the eSylvan brand
     - Recruiting and retention of executive, marketing, technical and tutoring personnel
     -  Administration
     -  Legal, accounting and investment banking fees

     As of March 25, 2001, we estimate that we will incur $13 to $15 million in expenditures for marketing and advertising, personnel, professional fees, software, computer hardware, tutoring content, costs of delivering services and other expenses during the year ending December 31, 2001. Because we are a development stage company that commenced limited operations in October 2000, this estimate is not based on our historical experience. Instead, it is based upon the experience of our management team in the tutoring services industry, our internally developed business plan and strategy and publicly available research concerning our proposed market. Because we have only recently commenced operations, we are updating our business plan, and our internal estimate of the expenses we may incur in the next year, on a weekly and even daily basis to reflect our operating experience. Since this estimate is based upon less than five months of operating experience in a limited market, we believe that we are unable to predict the exact amount of any specific expense and the aggregate amount of such expenses may exceed our estimated range by $5 million or more.

     For example, though we believe that our expenditures for personnel, marketing and advertising will substantially increase over the next year as we shift from organizational activities, and the development of our technology to the sale of tutoring services to the public, the actual level of expenditures will depend upon the success of our marketing and advertising efforts. If our marketing and advertising efforts were to raise a demand for our services that exceeded our capacity, our personnel and infrastructure expense would likely increase. Alternatively, if our marketing and advertising are unsuccessful in generating demand for our services, these efforts would likely be increased beyond our current plans. Further, unforeseen legal issues, technical difficulties, problems with our tutoring content and other risks set forth under the heading "Factors That May Affect Future Results" could require a reallocation of our resources to cover more urgent items of expense and heavier reliance upon the funding commitment of Sylvan and Sylvan Ventures than we currently expect.

     Under our professional services agreement with Sylvan, we may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive or pay amounts equal to 5%, up to a maximum of $100, of all revenues received by Sylvan or us, respectively, for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay Sylvan a sales commission of 5%, up to a maximum of $100, of the revenues we receive for the first programs to which such student initially subscribes through the franchisee's center. Also under this agreement, before we assign a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. If Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specific preparation time, or parent conferences. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

     We anticipate that, for the foreseeable future, we will incur substantial operating losses and negative cash flow as we execute our business plan and acquire and integrate the necessary technology, systems and supporting infrastructure, enroll students in our service, develop our brand name, hire employees and contract personnel and expand our business. The extent of these losses will depend, in part, on the amount and rates of growth in our revenue from enrolled students.

     Revenue is charged on an hourly basis for diagnostic/prescriptive instructional programs. Revenue from these services are recognized as hours of instruction are completed. For the SAT preparation course, a flat program cost is charged. Revenues from these courses are recognized pro rata over the course delivery period.

     To the extent that revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Liquidity And Capital Resources

     Net cash used in operating activities was $9.1 million in 2000 compared to $.6 million in 1999. The 2000 cash used in operating activities results from the net loss of $11.3 million, offset primarily by an increase in accounts payable and accrued expenses of $2.6 million. Capital expenditures during 2000 were $4.3 million consisting of software and educational content of $2.5 million and computer equipment and furnishings of $1.8 million. The Company's operations and capital requirements were funded by Sylvan from inception to June 30, 2000 and Sylvan Ventures from July 1, 2000 to December 31, 2000.

     On June 30, 2000, we entered into a revolving credit note with Sylvan Ventures pursuant to which we may borrow up to $10 million. This note bears interest on the unpaid principal balance equal to the prime lending rate and terminates on December 31, 2001. As of December 31, 2000, $3.1 million was due under this note and for the period ended December 31, 2000, interest expense of $.1 million was incurred.

     We have entered into a stock purchase agreement with Sylvan Ventures under which we have agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in six closings. These closings will be held on the last day of each fiscal quarter beginning September 30, 2000 and ending December 31, 2001, for an aggregate price of $20 million, which represents a price per share of $1.90. As of December 31, 2000, we have issued 3,508,772 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $6.7 million.

     We have also received a written commitment from Sylvan Ventures to provide additional funding to support our operations through at least September 30, 2001. There is currently no agreed-upon limitation on the funding to be provided by Sylvan Ventures.

     The Company leases certain equipment from Sylvan under an operating lease dated October 1, 2000. The lease expires on September 30, 2003. Future minimum payments under this arrangement are: $270,127 for 2001, $270,127 for 2002 and $202,954 for 2003.

     The Company authorized the issuance of 10,000,000 shares of $.001 par value Class A Convertible Common Stock. On December 14, 2000, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission in connection with the offering of up to 3,000,000 shares of Class A Convertible Common Stock to certain holders of Sylvan franchise license agreements or area development agreements. The Company will receive no cash consideration for the Class A Convertible Common Stock issued to franchisees, instead the investors will receive a payment of $0.35 per share in exchange for execution of a participation agreement, which requires the franchisee to support the Company's business plan. On March 2, 2001, the Company closed on this offering upon receipt of participation agreements and requests to issue an aggregate of 2,446,161 shares of Class A Convertible Common Stock to franchisees and the related payment of $856,156.

     We expect to incur significant negative cash flow from operations for the foreseeable future. Although we believe that our line of credit with Sylvan Ventures, the other funding commitments from Sylvan Ventures, and the closings on our sale of Series A preferred stock to Sylvan Ventures will satisfy the majority of our cash needs through September 30, 2001, we do not expect that our current resources will be sufficient to support our growth and operations until we are profitable. We expect that we will need to raise additional capital or other financing prior to September 30, 2001. We cannot guarantee that we will be able to raise additional funds, or, if we can, that we will be able to do so on terms that we deem acceptable. In particular, potential investors may be unwilling to invest in us due to Sylvan Venture's voting control over us. We are unable to predict the amount of additional financing we will need prior to September 30, 2001 because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed herein and under the heading "Factors That May Affect Future Results." Our failure to raise the funds necessary to establish and grow our business would have a material adverse effect on our business and our ability to generate and grow revenues. If we raise funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution.

     The Company's current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for the Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because the Company currently has not entered into derivative financial instruments, the adoption of the new statement will not have any effect on the earnings or the financial position of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. The Company is exposed to market risks primarily through changes in interest rates. The Company does not utilize derivatives and therefore exposure to market risks is managed through its regular operating and financing activities.

     The Company's revolving credit facility with Sylvan Ventures bears interest at a variable rate and the fair value of this instrument is not significantly affected by changes in market interest rates. At December, 31, 2000, a 100 basis point increase in interest rates would increase loss accumulated during the development stage by $31,000.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  1.  Financial Statements.

              The information required by this item is set forth on pages F-1 - F-23.

     (b)  2.  Supplementary Data.

               Not Applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     Our directors and executive officers are as follows:

Name                        Age   Principal Positions
----                        ---   -------------------
Christopher Hoehn-Saric      38   Chairman and Chief Executive Officer and
                                  Director
David Graves                 43   President
B. Lee McGee                 45   Executive Vice President, Chief Financial
                                  Officer Treasurer, Assistant Secretary and
                                  Director
Robert Zentz                 47   Secretary, Assistant Treasurer and Director
Peter Cohen                  45   Assistant Secretary and Director
Susannah Bennett             35   Assistant Secretary
Patricia B. Miller           50   Assistant Secretary
Kelly Hodge-Williams         33   Assistant Secretary


     Christopher Hoehn-Saric has served as our chairman and chief executive officer since inception and as a director since June 30, 2000. He has been president, chief executive officer and director of Sylvan Ventures, LLC, our majority stockholder, since 2000, and a principal in Sterling Capital, Ltd. ("Sterling"), the investment partnership that led the 1986 acquisition of the predecessor to Sylvan Learning Systems, Inc. since prior to 1986. Mr. Hoehn-Saric was co-chief executive officer of Sylvan Learning Systems, Inc. from 1993 to June 2000 and was president of Sylvan from 1988 to 1992. Before becoming Sylvan's president, Mr. Hoehn-Saric was involved in Sterling's acquisition of several distribution, broadcasting and photography businesses. Mr. Hoehn-Saric also serves as a director of Sylvan Learning Systems, Inc. and Caliber Learning Network, Inc. Mr. Hoehn-Saric serves as an officer and director at the request of Sylvan Ventures under our services agreement with Sylvan.

     David Graves has been our president since inception. From 1997 to 2000, he was vice president of marketing for Sylvan. In that role, he served as president of the SLC National Advertising Fund, Inc., a cooperative advertising fund managed with the input and support of Sylvan franchisees. Until 2000, he also served as executive director of Book Adventure, launching this new interactive, online reading program (www.bookadventure.com) with his team in 1999. From 1996 to 1997, he was vice president/general manager for the Franklin Mint jewelry and collector plates divisions. From 1988 to 1996, he held positions of increasing responsibility in brand marketing for Colgate-Palmolive Company's Hill's Pet Foods division (Science Diet brand), including marketing manager for all US marketing, director of marketing for Europe, and managing director/general manager of northern European subsidiaries (UK, Ireland, Belgium, Luxembourg, and Netherlands). He began his marketing career at the Quaker Oats Company, working on the Gatorade brand and Quaker frozen foods.

     B. Lee McGee has been our executive vice president, chief financial officer, treasurer and assistant secretary since inception and a director since June 30, 2000. He served as chief financial officer of Sylvan Learning Systems, Inc. or its predecessor entities from 1987 to 2000 and executive vice president from 1997 to 2000. Mr. McGee has been chief financial officer and treasurer of Sylvan Ventures, LLC, our majority stockholder, since 2000. Mr. McGee serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

     Robert Zentz has been our secretary, assistant treasurer and director since inception. He has been secretary of Sylvan Ventures, LLC, our majority stockholder since 2000, and since 1998, has been vice president and general counsel to Sylvan Learning Systems, Inc. From 1997 to 1998, Mr. Zentz was a partner of the law firm of Frank & Kraft. From 1996 to 1997, Mr. Zentz served as campaign manager in the political campaign of Jack O'Malley. From 1990 to 1996, he was vice president and general counsel of A.C. Nielsen, Inc., a marketing research firm. Mr. Zentz serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

     Peter Cohen has been our assistant secretary and a director since inception. He has been president of Sylvan Learning Systems, Inc. since February 2000. From 1996 to February 2000, Mr. Cohen was president of the learning center division of Sylvan. Prior to joining Sylvan, he was the chief executive officer of The Pet Practice, an 85 hospital veterinary business. He also served as vice president of sales for National Media Corporation and senior vice president of corporate operations for Nutri-System Weight Loss Centers.
Mr. Cohen serves as a director at the request of Sylvan under our services agreement with Sylvan.

     Susannah Bennett has been our assistant secretary since June 30, 2000. Ms. Bennett has been vice president and assistant general counsel of Sylvan Learning Systems, Inc. since 1999 and 1995, respectively. Ms. Bennett serves as an officer at the request of Sylvan under our services agreement with Sylvan.

     Patricia B. Miller has been our assistant secretary since June 30, 2000. Ms. Miller has been senior vice president and vice president of franchise operations for Sylvan Learning Systems, Inc. since 1998 and 1995, respectively. Ms. Miller serves as an officer at the request of Sylvan under our services agreement with Sylvan.

     Kelly Hodge-Williams has been our assistant secretary since June 30, 2000. Ms. Hodge-Williams has been executive director of the Sylvan Foundation since 1999. Ms. Hodge-Williams served as an investment representative and broker at DB Alex Brown, Inc. from 1990 to 1999. Ms. Hodge-Williams serves as an officer at the request of Sylvan under our services agreement with Sylvan.

ITEM 11: EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

  During 2000, our current directors and executive officers, except our President, were employees of Sylvan or Sylvan Ventures and were not separately compensated by us for services. For the period January 1, 2000 through August 15, 2000, David Graves, our President, was an employee of Sylvan and not separately compensated by us for his services. Sylvan allocated $205,196 of its corporate overhead for salaries to us during 2000.

     Our President became a full-time employee of the Company on August 16, 2000. For the period August 16, 2000 through December 31, 2000, the Company paid David Graves, President, a salary of $73,208 and an automobile allowance of $2,750.

     During 1999, we operated as an unincorporated division of Sylvan. Accordingly, during 1999, we did not have any directors or executive officers. Employees of Sylvan, including our current directors and executive officers that provided services to us during 1999 were not separately compensated for those services. Sylvan allocated $219,622 of its corporate overhead for salaries to us during 1999.

     These allocations were intended to reflect an estimate of all services that Sylvan and Sylvan Ventures employees provided to us during 2000 and 1999; however, we believe that any attempt to determine the portion of these allocations that would have been attributable to our executive officers would be speculative.

     Option Grants in the Last Fiscal Year. Although the Company has not paid, and has no current plans to pay, compensation to its directors and executive officers that are employees of Sylvan or Sylvan Ventures, these individuals may be entitled to stock options grants under our 2000 Omnibus Stock Plan. No stock option grants were made to directors or executive officers in 2000 under the 2000 Omnibus Stock Plan.

Other Compensation Arrangements

     Services Agreement. Under our services agreement with Sylvan, we have contracted with Sylvan to provide management services to us. These management services include the services of members of our management team and board of directors. Specifically, Messrs. Hoehn-Saric, McGee, Zentz and Cohen and Ms. Bennett, Ms. Miller and Ms. Hodge-Williams provide services to us at the request of Sylvan and/or Sylvan Ventures pursuant to this agreement. See "Business-Services provided to us by Sylvan-Services Agreement."

     Indemnification by Sylvan and Sylvan Ventures. Since Messrs. Hoehn-Saric and McGee serve as officers and directors at the request of Sylvan Ventures, each is entitled to indemnification from Sylvan Ventures for their activities in such capacities. Since Mr. Cohen serves as director and Mr. Zentz and Ms. Bennett, Ms. Miller and Ms. Hodge-Williams serve as officers at the request of Sylvan, each is entitled to indemnification from Sylvan for their activities in such capacities.

Committees of the Board of Directors

     Our board of directors has no committees.

     Series A Preferred Stock Director. Under our charter, holders of our Series A preferred stock have the right to elect one member of our board of directors.

     Program Agreement. Sylvan has entered into a program agreement with the Sylvan Franchise Owners Association, Inc. (FOA), under which, during the term of our license agreement with Sylvan, Sylvan has agreed to:

     . cause us to elect a person designated by the FOA and approved by Sylvan to our board of directors, and

     . establish a committee, the eSylvan Committee, comprised of two officers of Sylvan and two representatives of the FOA to:

         . negotiate with us regarding service fees and other modifications to the franchise benefits under the participation agreement between Sylvan and participating Sylvan franchisees,

         . review with Sylvan the exploitation of technology and content developed by us and which we now or hereafter license to Sylvan, pursuant to the license agreement, and to review our schedule and priorities for Internet technology transfer to Sylvan franchisees, either through direct marketing by us (i.e., wholesaling) or through acquisition from us and distribution of technology products,

         . review and approve proposed modifications to the license agreement that may have a material effect on Sylvan franchisees,

         . review methodology for population analysis by territory for purposes of distributing our stock, or for payments of reverse royalties as contemplated in the form of participation agreement,

         . analyze Sylvan franchisee participation levels in our business and to develop strategies for increasing participation and benefits to Sylvan franchisees,

         . analyze efficacy data on our programs and determine areas where the SYLVAN brand may be negatively impacted, and to propose strategies to deal with any related areas of concern,

         . review audit data and verify proper payments have been made to Sylvan franchisees and other relevant financial matters and

         . provide such other guidance to Sylvan as the eSylvan Committee deems appropriate.

     Deadlocks on the eSylvan Committee shall be resolved by the chief executive officer of Sylvan. Sylvan has agreed not to consent to certain material amendments to the license agreement without the affirmative vote of at least three-quarters of the members of the eSylvan Committee. See "Business-Relationship with Sylvan and Sylvan Ventures."

2000 Omnibus Stock Plan

     Our board of directors has established the 2000 eSylvan, Inc. Omnibus Stock Plan to enable us to grant equity compensation to our directors, officers, employees and consultants. Our stock plan will be administered by our board of directors. There are currently 3,000,000 shares of our common stock reserved and authorized for issuance under the plan. We intend to issue options under this plan at an exercise price of fair market value on the date of grant. As of December 31, 2000, there are no options outstanding.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information about the beneficial ownership of shares of our common stock and our Series A preferred stock as of December 31, 2000 by (i) each person known by us to own beneficially 5% or more of the outstanding shares prior to this offering, (ii) each of our directors and executive officers, (iii) our Chief Executive Officer and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable. The percentages of beneficial ownership of common stock are based on 14 million shares of common stock outstanding as of December 31, 2000. The percentages of beneficial ownership of Series A preferred stock are based on 3,508,772 shares of Series A preferred stock outstanding as of December 31, 2000. No shares of our Class A Convertible Common Stock were outstanding as of such date.


Name and Address of                                     Common Stock           Series A Preferred Stock
Beneficial Holder(1)                                 Beneficially Owned           Beneficially Owned
-----------------------------------------------  --------------------------  ----------------------------
                                                    Number      Percentage       Number       Percentage
                                                 -------------  -----------  --------------  ------------
Sylvan Learning Ventures, LLC..................  13,857,143          98.98%    3,508,772             100%
Sylvan Learning Systems, Inc...................  13,857,143(3)       98.98%    3,508,772(3)          100%
Christopher Hoehn-Saric........................       -                *           -                  *
David Graves...................................       -                *           -                  *
B. Lee McGee...................................       -                *           -                  *
Robert Zentz...................................       -                *           -                  *
Peter Cohen....................................       -                *           -                  *
Susannah Bennett...............................       -                *           -                  *
Patricia B. Miller.............................       -                *           -                  *
Kelly Hodge-Williams...........................       -                *           -                  *
All directors and Executive Officers as a
   group (8 persons)...........................       -                *           -                  *

---------------------
*Represents beneficial ownership of not more than one percent of the outstanding common stock.

(1) The address of each stockholder listed in this table is c/o eSylvan, Inc., 506 South Central Avenue, Baltimore, MD 21202.

(2) Includes shares issued to Sylvan Ventures, LLC during 2000 pursuant to a stock purchase agreement by and between eSylvan, Inc. and Sylvan Ventures, LLC, dated as of June 30, 2000. Under this agreement, eSylvan, Inc. has agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in closings of 1,754,386 each on the last day of each fiscal quarter beginning September 30, 2000 through December 31, 2001.

(3) Represents shares held by Sylvan Ventures, LLC. Sylvan Learning Systems, Inc. is a controlling security holder of Sylvan Ventures, LLC and certain officers and/or directors of Sylvan Learning Systems, Inc. also serve as officers and/or managers of Sylvan Ventures, LLC.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Christopher Hoehn-Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan Learning Systems, Inc. and chairman, president and a manager of Sylvan Ventures, LLC. B. Lee McGee, our executive vice president, chief financial officer, treasurer, assistant secretary and director is executive vice president, chief financial officer and treasurer of Sylvan Ventures, LLC. Robert Zentz, our secretary, assistant treasurer and director is vice president and general counsel of Sylvan Learning Systems, Inc. and secretary of Sylvan Ventures, LLC. Peter Cohen, our director, is president of Sylvan Learning Systems, Inc. Sylvan Ventures, LLC is a majority owned subsidiary of Sylvan Learning Systems, Inc. Susannah Bennett, our assistant secretary, is vice president of Sylvan.
Patricia Miller, our assistant secretary, is senior vice president of Sylvan. Kelly Hodge-Williams, our assistant secretary is an employee of Sylvan and executive director of the Sylvan Foundation. Mr. Hoehn Saric beneficially owns less than five percent and three percent of the outstanding equity securities of Sylvan and Sylvan Ventures, respectively. Each of Messrs. Graves, McGee, Zentz and Cohen and Ms. Bennett, Ms. Hodge-Williams and Ms. Miller beneficially owns less than one percent of the outstanding equity securities of Sylvan.

     Our relationships with Sylvan and Sylvan Ventures are key elements of our business plan. These relationships are set forth in various contracts between us that require compensation to Sylvan or Sylvan Ventures in exchange for certain assets and services. The terms and conditions of these agreements were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures, and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party. We believe, however, that the agreements and financing described below would not be available to us from an unaffiliated third party. At the time these agreements were initiated we had no independent members of our board of directors; however, the transactions described below were unanimously approved by our stockholders.

     On June 30, 2000, we entered into a license agreement with Sylvan pursuant to which we have licensed the materials we deem necessary to implement our business plan. See "Business-Relationship with Sylvan and Sylvan Ventures." We have agreed to pay Sylvan an initial license fee of $1 million and we have agreed to pay Sylvan a periodic, running royalty equal to 4% of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During the first year of this agreement, there will be no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for the first calendar year of $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by any amounts that we pay to franchisees who enter into a participation agreement with us. Accordingly, we will not accrue or pay royalties to Sylvan under this license agreement until the amount of royalties that would otherwise be payable under this agreement exceeds the amounts paid to franchisees.

     On June 30, 2000, we entered into professional services agreement with Sylvan which sets forth the terms by which we will obtain referrals of students from Sylvan and its franchisees, make referrals to Sylvan and its franchisees, compensate Sylvan for providing tutors and other professionals to us and undertake certain co-marketing arrangements with Sylvan as follows:

     - Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive or pay amounts equal to 5%, up to a maximum of $100, of all revenues received by Sylvan or us, respectively, for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay Sylvan a sales commission of 5%, up to a maximum of $100, of the revenues we receive for the first programs to which such student initially subscribes through the franchisee's center.

     - Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences. Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

     - Co-Marketing. We have agreed with Sylvan that we will provide a link to Sylvan's website on our website and Sylvan will provide a link to our website on its website. Sylvan has agreed to adhere to our reasonable directives concerning promotion of our business including displaying posters or other promotional materials in Sylvan-owned centers and requesting its franchisees to display posters or other promotional materials in their centers.

As of December 31, 2000, we have paid no amounts under this agreement.

     On June 30, 2000, we entered into a services agreement with Sylvan pursuant to which Sylvan has agreed to provide management services, MIS support services, corporate accounting department services, PeopleSoft (database management) services, human resources/payroll services, general liability insurance and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement has a one-year term and we can terminate the agreement at any time on 90 days notice. For the six months ended December 31, 2000, we and Sylvan agreed to a $286,918 fee for management services under this agreement.

     On June 30, 2000, we entered into a facility use agreement with Sylvan pursuant to which Sylvan has agreed to provide us with the use of its facilities for a quarterly use fee and separate overhead fee based upon Sylvan's good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan's lease payments. We currently occupy office space pursuant to this agreement. This agreement has a one-year term, is renewable for an additional year and is terminable by either party on 60 days notice. For the six months ended December 31, 2000, Sylvan charged us $242,368 under this agreement.

     On June 30, 2000, we entered into revolving credit note with Sylvan Ventures, LLC pursuant to which we may borrow up to $10 million. The note bears interest on the unpaid principal balance equal to the prime lending rate and terminates on December 31, 2001. As of December 31, 2000, $3,078,699 was due under this note and for the period ended December 31, 2000, interest expense of $124,548 was incurred.

     On June 30, 2000, we entered into a contribution agreement with Sylvan Learning Systems, Inc. under which we agreed to issue 14,000,000 shares of our common stock to Sylvan, of which 285,714 shares of our common stock were directed to Ivy West Educational Services, Inc., in exchange for (i) $5 million in cash, (ii) Sylvan's agreement to enter into the following contracts: eSylvan license agreement, facilities use agreement, services agreement and program
agreement and (iii) Sylvan's contribution of the following trademarks:   24-7
TUTORS, 24-7TUTORS.COM, ANYTIMETUTORS.COM and ANYTIME TUTORS.

     On June 30, 2000, we entered into a stock purchase agreement with Sylvan Ventures, LLC under which we have agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in closings on the last day of each fiscal quarter through December 31, 2001 for an aggregate price of $20 million, which represents a price per share of $1.90. In connection with this transaction, we have also entered into a registration rights agreement under which we have agreed to register the shares of common stock to be issued on conversion of the Series A preferred stock under certain circumstances. As of December 31, 2000, we have issued 3,508,772 shares of Series A preferred stock to Sylvan Ventures for an aggregate of $6,666,666.

     During the period from October 1, 1999 through June 30, 2000, we incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. We entered into an oral tax sharing agreement with Sylvan. This oral agreement provided that income tax benefits attributable to our operations, which were realized by Sylvan, would be treated as distributions to Sylvan. During the period from inception through June 30, 2000, we and Sylvan estimated that the tax benefits realized by Sylvan arising from our operations equaled $1,768,454, summarized as follows:

Loss before income taxes                                            $(4,537,987)
Tax benefit at U.S. statutory rate of 35%                            (1,588,295)
Effect of permanent differences                                           1,508
State income taxes, net of federal benefit                             (181,667)
                                                                    -----------
Total                                                               $(1,768,454)
                                                                    ===========

     Sylvan will not realize income tax benefits in future periods attributable to our operations as a result of the transfer of Sylvan's ownership in our company to Sylvan Ventures on June 30, 2000. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in our company.

     As of March 25, 2001, Sylvan Ventures has committed to fund the cash requirements of our business at least through September 30, 2001.

PART IV.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements
              --------------------

              The following financial statements of eSylvan, Inc. for the year ended December 31, 2000 and for the period October 1, 1999 (date of inception) through December 31, 1999, are filed as part of this Form 10-K on the pages indicated:

                   Index to Financial Statements                          Page
                   -----------------------------                          ----
                   Report of Independent Auditors.....................     F-2
                   Balance Sheets.....................................     F-3
                   Statements of Operations...........................     F-5
                   Statements of Deficiency of Assets.................     F-6
                   Statements of Cash Flows...........................     F-7
                   Notes to Financial Statements......................     F-8

          2.  Financial Statement Schedules
              -----------------------------

              All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits. The exhibits to the Form 10-K have been included only
          --------
          with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon requests to eSylvan and payment of a reasonable fee.

Exhibit Number
--------------

   3.1*  ---  Form of Articles of Amendment and Restatement of eSylvan, Inc.

   3.3*  ---  Form of Bylaws of eSylvan, Inc., as amended.

   4.1*  ---  Specimen certificate for shares of common stock.

  10.1*  ---  Form of Services Agreement dated June 30, 2000, by and between
              eSylvan, Inc. and Sylvan Learning Systems, Inc.

  10.2*  ---  Form of Facilities Use Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.

  10.3*  ---  Form of License Agreement dated June 30, 2000 by and between
              eSylvan, Inc. and Sylvan Learning Systems, Inc.

  10.4*  ---  Form of Professional Services Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.

  10.5*  ---  Form of Revolving Credit Facility dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Ventures LLC.

  10.6*  ---  Stock Purchase Agreement dated as of June 30, 2000, by and between
              eSylvan, Inc. and Sylvan Ventures LLC.

  10.7*  ---  Form of eSylvan, Inc., 2000 Omnibus Stock Plan.

  10.8*  ---  Form of Subscription Agreement by and between eSylvan, Inc. and the Class A Convertible Redeemable Preferred Stockholders.

  10.9*  ---  Form of Participation Agreement by and between Sylvan Learning
              Systems, Inc. and the Class A Convertible Redeemable Preferred
              Stockholders.

   24.1  ---  Power of Attorney.

*Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1 (File No. 333-42530) such exhibit incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ESYLVAN, INC

           March 31, 2001                 /s/ Christopher Hoehn-Saric
-----------------------------     ---------------------------------------------
     Date                                    Christopher Hoehn-Saric
                                  Chairman of the Board,
                                  Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)

           March 31, 2001                     /s/ B. Lee McGee
-----------------------------     ---------------------------------------------
     Date                                        B. Lee McGee
                                  Executive Vice President and
                                  Chief Financial Officer, Assistant Secretary
                                  and Director
                                  (Principal Financial Officer)

Power of Attorney

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Christopher Hoehn-Saric and B. Lee McGee, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                  Date
-----------                    -----                                  ----
/s/ Christopher Hoehn-Saric    Chairman of the                  March 31, 2001
___________________________    Board, Chief
Christopher Hoehn-Saric        Executive Office and
                               Director (Principal
                               executive officer)

/s/ B. Lee McGee               Executive Vice President         March 31, 2001
___________________________    and Chief Financial
B. Lee McGee                   Officer, Assistant
                               Secretary and
                               Director (Principal
                               financial officer)

/s/ Robert Zentz               Secretary, Assistant             March 31, 2001
___________________________    Treasurer and Director
Robert Zentz

/s/ Peter Cohen                Assistant Secretary              March 31, 2001
___________________________    and Director
Peter Cohen

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Company has not sent an annual report or any proxy material to its stockholders.

                                 eSylvan, Inc.
                   (a Subsidiary of Sylvan Ventures, LLC and
                        a Development Stage Enterprise)

                         Audited Financial Statements


                  Year ended December 31, 2000 and the period
         October 1, 1999 (date of inception) through December 31, 1999


                                    Contents


Report of Independent Auditors........................................  F-2


Audited Financial Statements

Balance Sheets........................................................  F-3
Statements of Operations..............................................  F-5
Statements of Deficiency of Assets....................................  F-6
Statements of Cash Flows..............................................  F-7
Notes to Financial Statements.........................................  F-8

                         Report of Independent Auditors


The Board of Directors and Stockholders
eSylvan, Inc.

We have audited the accompanying balance sheets of eSylvan, Inc. (a subsidiary of Sylvan Ventures, LLC), a development stage company, as of December 31, 2000 and 1999, and the related statements of operations, deficiency of assets and cash flows for the year ended December 31, 2000, the period October 1, 1999 (date of inception) through December 31, 1999 and the period October 1, 1999 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSylvan, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, the period October 1, 1999 (date of inception) through December 31, 1999 and the period October 1, 1999 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that eSylvan, Inc. will continue as a going concern. As more fully described in Note 14, the Company's current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. Management's plans to address this matter are also described in Note 14. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 9, 2001
except for Note 13, as to which the date is March 2, 2001
                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                                Balance Sheets

                                                                                             December 31
                                                                                          2000         1999
                                                                                    ------------------------
Assets
Current assets:
 Accounts receivable                                                                  $   39,493     $     -
 Prepaid expenses                                                                         83,706           -
                                                                                   -------------------------
Total current assets                                                                     123,199           -

Property and equipment:
 Furniture and equipment                                                               1,688,540      13,083
 Software                                                                              1,693,633           -
 Educational content                                                                     752,938           -
 Leasehold improvements                                                                  187,735           -
                                                                                   -------------------------
                                                                                       4,322,846      13,083
 Accumulated depreciation and amortization                                              (681,763)          -
                                                                                   -------------------------
                                                                                       3,641,083      13,083

Deferred stock issuance costs                                                            706,920           -

Other assets                                                                               7,246           -




                                                                                   -------------------------

Total assets                                                                          $4,478,448     $13,083
                                                                                   =========================

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                          Balance Sheets (continued)

                                                                                  December 31
                                                                            2000               1999
                                                                       -------------------------------
Liabilities and deficiency of assets
Current liabilities:
   Accounts payable and accrued expenses                               $  2,723,262           $ 49,595
   Fees payable to Sylvan                                                   509,325                  -
   Borrowings under line of credit with Sylvan Ventures                   3,078,699                  -
   Deferred revenue                                                           1,453                  -
                                                                       -------------------------------
Total current liabilities                                                 6,312,739             49,595

Commitments and contingent liabilities                                            -                  -

Deficiency of assets:
   Owners net investment                                                          -            (36,512)
   Series A Convertible Preferred Stock, par value $.001 per
     share - 20,000,000 shares authorized, 10,526,316 shares
     subscribed, 3,508,772 shares issued and outstanding in 2000             10,526                  -
   Class A Convertible Common Stock, par value $.001 per share
     - 10,000,000 shares authorized, no shares issued and
     outstanding                                                                  -                  -
   Common stock, par value $.001 per share - 70,000,000 shares authorized, 14,000,000 shares issued and outstanding in
     2000                                                                    14,000                  -
   Additional paid-in capital                                            22,755,913                  -
   Less:  Subscription receivable for Series A Convertible
     Preferred Stock                                                    (13,333,334)                 -
                                                                       -------------------------------
                                                                          9,447,105                  -
   Accumulated deficit                                                  (11,281,396)                 -
                                                                       -------------------------------
Total deficiency of assets                                               (1,834,291)           (36,512)
                                                                       -------------------------------
Total liabilities and deficiency of assets                             $  4,478,448           $ 13,083
                                                                       ===============================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                           Statements of Operations

                                                                                        Period            Period
                                                                                      October 1,        October 1,
                                                                                     1999 (date of     1999 (date of
                                                                                      inception)        inception)
                                                                  Year ended           through           through
                                                                 December 31,         December 31,      December 31,
                                                                     2000                1999              2000
                                                             ------------------------------------------------------
   Revenues                                                  $       15,921         $         -       $      15,921

   Costs and expenses
   Direct costs                                                     151,247                   -             151,247
   Sales and marketing                                            1,082,431                   -           1,082,431
   General and administrative                                     5,890,081             376,204           6,266,285
   Research and development                                       4,883,521              51,690           4,935,211
   Management services and facilities usage
     charges from Sylvan                                            529,286                   -             529,286
   Allocated indirect overhead costs from
     Sylvan                                                         205,196             219,622             424,818
                                                             ------------------------------------------------------
   Total operating costs and expenses                            12,741,762             647,516          13,389,278
                                                             ------------------------------------------------------
   Loss from operations                                         (12,725,841)           (647,516)        (13,373,357)
   Interest and other expenses                                      127,600                   -             127,600
                                                             ------------------------------------------------------
   Loss accumulated during the development stage                (12,853,441)           (647,516)        (13,500,957)
   Allocated income tax benefit                                   1,516,117             252,337           1,768,454
                                                             ------------------------------------------------------
   Net loss accumulated during the development stage         $  (11,337,324)        $  (395,179)      $ (11,732,503)
                                                             ======================================================
   Basic and diluted loss per common share                   $        (1.62)        $         -       $       (2.09)
                                                             ------------------------------------------------------

   See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                      Statements of Deficiency of Assets

                                                                                 Series A             Class A
                                                              Owner's           Convertible         Convertible
                                                                Net              Preferred            Common         Common
                                                             Investment            Stock               Stock         Stock
                                                       -------------------------------------------------------------------
Contributions from Sylvan for the period October 1,
 1999 through December 31, 1999 (see Note 2)                   $ 611,004           $     -            $   -       $     -
Non-cash distributions to Sylvan for the period
 October 1, 1999 through December 31, 1999 (see Note 4)         (252,337)                -                -             -
Net loss for the period October 1, 1999 (date of
 inception) through December 31, 1999                           (395,179)                -                -             -
                                                       -------------------------------------------------------------------
Balance at December 31, 1999                                     (36,512)                -                -             -
Contributions from Sylvan for the period January 1,
 2000 through February 2, 2000 (see Note 2)                      383,043                 -                -             -
Non-cash distributions to Sylvan for the period
 January 1, 2000 through February 2, 2000 (see Note 4)           (46,526)                -                -             -
Net loss for the period January 1, 2000 through
 February 2, 2000                                                (55,928)                -                -             -
Incorporation and reorganization on February 3, 2000            (244,077)                -                -             -
Contributions from Sylvan for the period February 3,
 2000 through December 31, 2000 (see Note 2)                           -                 -                -             -
Non-cash distributions to Sylvan for the period
 February 3, 2000 through December 31, 2000 (see Note
 4)                                                                    -                 -                -             -
Sale of 14,000,000 shares of common stock to Sylvan
 (see Note 7)                                                          -                 -                -        14,000
Subscription to purchase 10,526,316 shares of Series A
 Preferred Stock by Sylvan Ventures (see Note 5)                       -            10,526                -             -
Payment of quarterly subscriptions to purchase
 3,508,772 shares of Series A Preferred Stock (see
 Note 5)                                                               -                 -                -             -
Net loss for the period February 3, 2000 (date of
 incorporation) through December 31, 2000                              -                 -                -             -
                                                       -------------------------------------------------------------------
Balance at December 31, 2000                                   $       -           $10,526            $   -       $14,000
                                                       ===================================================================
                                                                                 Subscription
                                                                                  Receivable
                                                                                      for
                                                                                   Series A
                                                               Additional         Convertible
                                                                 Paid-In           Preferred           Accumulated
                                                                 Capital             Stock               Deficit           Total
                                                       --------------------------------------------------------------------------
Contributions from Sylvan for the period October 1,
 1999 through December 31, 1999 (see Note 2)                  $          -       $           -       $           -    $   611,004
Non-cash distributions to Sylvan for the period
 October 1, 1999 through December 31, 1999 (see Note 4)                  -                   -                   -       (252,337)
Net loss for the period October 1, 1999 (date of
 inception) through December 31, 1999                                    -                   -                   -       (395,179)
                                                       --------------------------------------------------------------------------
Balance at December 31, 1999                                             -                   -                   -        (36,512)
Contributions from Sylvan for the period January 1,
 2000 through February 2, 2000 (see Note 2)                              -                   -                   -        383,043
Non-cash distributions to Sylvan for the period
 January 1, 2000 through February 2, 2000 (see Note 4)                   -                   -                   -        (46,526)
Net loss for the period January 1, 2000 through
 February 2, 2000                                                        -                   -                   -        (55,928)
Incorporation and reorganization on February 3, 2000               244,077                   -                   -              -
Contributions from Sylvan for the period February 3,
 2000 through December 31, 2000 (see Note 2)                     4,005,953                   -                   -      4,005,953
Non-cash distributions to Sylvan for the period
 February 3, 2000 through December 31, 2000 (see Note
 4)                                                             (1,469,591)                  -                   -     (1,469,591)
Sale of 14,000,000 shares of common stock to Sylvan
 (see Note 7)                                                      (14,000)                  -                   -              -
Subscription to purchase 10,526,316 shares of Series A
 Preferred Stock by Sylvan Ventures (see Note 5)                19,989,474         (20,000,000)                  -              -
Payment of quarterly subscriptions to purchase
 3,508,772 shares of Series A Preferred Stock (see
 Note 5)                                                                 -           6,666,666                   -      6,666,666
Net loss for the period February 3, 2000 (date of
 incorporation) through December 31, 2000                                -                   -         (11,281,396)   (11,281,396)
                                                       ---------------------------------------------------------------------------
Balance at December 31, 2000                                  $ 22,755,913       $ (13,333,334)       $(11,281,396)  $ (1,834,291)
                                                       ==========================================================================

See accompanying notes.

                                 eSylvan, Inc.
                    (a Subsidiary of Sylvan Ventures, LLC.
                       and a Development Stage Company)

                           Statements of Cash Flows


                                                                          Period               Period
                                                                      October 1, 1999     October 1, 1999
                                                                         (date of             (date of
                                                                        inception)           inception)
                                                     Year ended      through December     through December
                                                 December 31, 2000       31, 1999             31, 2000
                                               -----------------------------------------------------------
Operating activities
Net loss                                             $ (11,337,324)    $      (395,179)       $(11,732,503)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                            681,763                   -             681,763
  Allocated income tax benefit                          (1,516,117)           (252,337)         (1,768,454)
  Changes in operating assets and liabilities:
   Accounts receivable                                     (39,493)                  -             (39,493)
   Prepaid expenses                                        (83,706)                  -             (83,706)
   Other assets                                             (7,246)                  -              (7,246)
   Accounts payable and accrued expenses                 2,673,667              49,595           2,723,262
   Fees payable to Sylvan Learning Systems,
    Inc.                                                   509,325                   -             509,325
   Deferred revenue                                          1,453                   -               1,453
                                               -----------------------------------------------------------
Net cash used in operating activities                   (9,117,678)           (597,921)         (9,715,599)
Investing activities
Purchase of property and equipment                      (4,309,763)            (13,083)         (4,322,846)
                                               -----------------------------------------------------------
Net cash used in investing activities                   (4,309,763)            (13,083)         (4,322,846)

Financing activities
Payment of direct costs incurred in connection
 with offering of Class A Common Stock                    (706,920)                  -            (706,920)
Proceeds from borrowings under line of credit
 with Sylvan Ventures                                    9,745,365                   -           9,745,365
Payments on line of credit with Sylvan Ventures         (6,666,666)                  -          (6,666,666)
Sale of Series A Preferred Stock to Sylvan               6,666,666                   -           6,666,666
 Ventures
Cash expenditures by Sylvan made on the
 Company's behalf and accounted for as capital
 contributions                                           4,388,996             611,004           5,000,000
                                               -----------------------------------------------------------
Net cash provided by financing activities               13,427,441             611,004          14,038,445
                                               -----------------------------------------------------------
Net change in cash and cash at end of period         $           -     $             -        $          -
                                               ===========================================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                         Notes to Financial Statements

                               December 31, 2000



1. Summary of Significant Accounting Policies

Organization and Operations

eSylvan, Inc., (the "Company") was incorporated by Sylvan Learning Systems, Inc. ("Sylvan") on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering through Internet-based applications high quality supplemental education programs to families. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to a newly formed majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC ("Sylvan Ventures").

Since inception, the Company's activities have consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, no significant revenues have been earned, and the Company is considered a development stage company at December 31, 2000.

Basis of Financial Statement Presentation

As more fully discussed in Note 2, the accompanying statements of operations include an allocation of Sylvan's corporate expenses for the period from inception through June 30, 2000. The allocated expenses and contributions of Sylvan prior to incorporation were accumulated into a single caption on the balance sheet entitled "owner's net investment." Subsequent to incorporation on February 3, 2000 through June 30, 2000, these allocations and contributions were accounted for as additional paid-in capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

All of the accounting judgments, estimates and allocations used in the preparation of the financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Company operated as a separate entity.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a  Development Stage Company)

                   Notes to Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives. Estimated useful lives of furniture and equipment, computer software, and educational content range from three to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset.

Educational content consists of payments made to vendors to acquire educational content to be delivered to the Company's customers through its Internet-based applications.

Deferred Stock Issuance Costs

Deferred costs at December 31, 2000 represent costs incurred in connection with the proposed sale of up to 3,000,000 shares of Class A Common Stock (see Note
12). All costs will be accounted for as a reduction of additional paid-in capital upon the completion of the offering.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

Research and Development and Capitalized Software Costs

The Company accounts for web site and software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in planning the development of the Company's web site have been expensed as research and development costs. In July 2000, after completion of the planning stage and the establishment of the plan's technological feasibility as evidenced by a detailed program design, the Company began capitalizing the costs of developing software to operate its web site. These costs are included in property and equipment in the accompanying balance sheets. Amortization will commence when the web site and software is generally available for use by customers, which is expected to occur in the first quarter of 2001.

Advertising Costs

The Company expenses advertising as incurred. Advertising expense totaled $1,082,431 for the year ended December 31, 2000 and $0 for the period October 1, 1999 (date of inception) through December 31, 1999.

Revenue Recognition

Revenues from the delivery of Internet-based educational services are recognized in the period the services are provided.

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because the Company currently has not entered into derivative financial instruments, the adoption of the new Statement will not have any effect on earnings or the financial position of the Company.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



2. Related Party Transactions

Allocated Indirect Overhead Costs- October 1, 1999 through June 30, 2000

All obligations of the Company during the period October 1, 1999 (date of inception) through June 30, 2000 were satisfied by Sylvan and accounted for as contributions to capital. These obligations included all expenditures for property and equipment and all expenses directly attributable to the Company's operations and paid through Sylvan's cash management systems, as the Company did not maintain any cash accounts. In addition, during the period October 1, 1999 (date of inception) through June 30, 2000, management has allocated corporate indirect overhead costs to the Company based on an analysis of the components of corporate general and administrative expenses and the estimated percentage of each component attributable to the Company. Corporate general and administrative expenses consisted principally of corporate payroll and were allocated considering the estimated efforts of individual employees. Management believes that the method used to allocate these expenses is reasonable.

Allocated indirect overhead costs consisted principally of the following:

   . Corporate human resources, including labor relations, payroll and training . Executive, finance, accounting and legal and administration
   .  Tax services, including tax return preparation
   .  Information management services

Services Agreement

On June 30, 2000 the Company entered into a services agreement with Sylvan under which Sylvan provides certain management, financial, legal, management information and human resources services and other management or administrative services upon request. The Company pays a quarterly fee that is based on Sylvan's good faith estimate of the cost of such services. This agreement has a one-year term, is renewable for an additional year, and is terminable by either party with 60 days notice. For the six-month period ended December 31, 2000, the Company and Sylvan agreed to a fee of $286,918 for management services provided by Sylvan during that period.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (continued)


2.  Related Party Transactions (continued)

Facilities Use Agreement

On June 30, 2000 the Company entered into a facilities use agreement with Sylvan that provides for the payment of fees to Sylvan for office space used by the Company located within premises leased or owned by Sylvan. The Company pays a monthly fee that is based on Sylvan's good faith estimate of square footage occupied by the Company and market rates for comparable facilities located nearby. The facilities use fee also includes an overhead charge determined based on a pro rata allocation of associated overhead costs incurred by Sylvan to maintain its facilities. This agreement has a one-year term, is renewable for an additional year, and is terminable by either party with 60 days notice. For the six-month period ended December 31, 2000, Sylvan charged the Company a facilities use fee of $242,368.

License Agreement

On June 30, 2000, the Company entered into a license agreement with Sylvan to license specified trademarks, service marks and educational content in connection with its business. In consideration for this license, the Company was obligated to pay an initial license fee of $1,000,000 and will pay quarterly royalties in an amount equal to 4% of net revenues of the Company derived from Internet service delivery. A minimum annual royalty of $400,000 will be payable commencing in 2002, and the minimum royalty will increase by 20% each year until the expiration of the agreement. The term of the agreement is 5 years, except for the content license, which is perpetual during the duration of the applicable copyrights. The Company at its option may renew the license for consecutive five-year terms.

The initial license fee of $1,000,000 due to Sylvan was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. Because this was a nonmonetary transaction between a parent and its subsidiary prior to an initial public offering, the Company was required by accounting regulations to record the license at its historical cost basis to Sylvan. Because Sylvan had no basis in the transferred assets, the Company recorded no amount as the value of the license.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



2. Related Party Transactions (continued)

Professional Services Agreement

On June 30, 2000, the Company entered into a professional services agreement with Sylvan. The agreement specifies how the parties to the agreement will compensate each other for student referrals and exchange instructor services.

Under the student referral program, the Company will receive 5%, up to a maximum of $100, of all revenues received by Sylvan or a participating franchisee as a result of a student referral from the Company. The Company will pay an equal amount to Sylvan or its participating franchisees for a student referral it receives. In addition, if the Company is obligated to pay a referral fee to a participating franchisee, the Company will pay to Sylvan a commission of 5%, up to a maximum of $100, of the revenues that the Company receives for the first programs to which a student initially enrolls. No referral fees have been incurred or earned by the Company to date.

In accordance with the instructor services section of this agreement, prior to assigning a diagnostic and prescriptive instructor to a student the Company must request Sylvan to provide an instructor for a committed period. In the event that Sylvan does not provide an instructor, the Company will provide its own instructors. In the event that Sylvan provides instructors for committed periods, the Company will reimburse Sylvan for the salary of the instructors during the committed period, plus a 30% management fee. If Sylvan refers instructors classified as independent contractors to the Company, the Company will pay a $100 referral fee to Sylvan. No instructor fees have been incurred by the Company to date.

Leasing Management Services Agreement

Effective October 23, 2000, the Company entered into a leasing management services agreement with Sylvan under which the Company can lease certain equipment under Sylvan's master equipment lease. Under this agreement, the Company is obligated to pay all amounts due related to the equipment that is leases. In addition, the Company must pay a quarterly lease management service fee to Sylvan equal to 5% of all lease payments. For the year ended December 31, 2000, the Company was charged lease management services fees totaling $5,067.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



2. Related Party Transactions (continued)

Financing Commitment

The Company has received a written commitment from Sylvan Ventures to provide additional funding to support its operations through at least September 30, 2001. As of December 31, 2000, there is no agreed-upon limitation on the amount of funding to be provided by Sylvan Ventures.

3. Line of Credit with Sylvan Ventures, LLC

On June 30, 2000, the Company entered into a revolving credit facility with Sylvan Ventures, under which it may borrow up to $10,000,000. All borrowings under this facility bear interest at the prime rate of interest and are due on December 31, 2001. As of December 31, 2000, $3,078,699 was due under the facility. For the six-month period ended December 31, 2000, interest expense of $124,548 was incurred and is included in accrued expenses.

4. Income Taxes

During the period from October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of consolidating the Company's operations in its consolidated income tax return. Any allocated income tax benefits were treated as a distribution to Sylvan. The Company would not have recorded these income tax benefits if it recorded an income tax provision using the separate return method.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



4.  Income Taxes (continued)

During the period from October 1, 1999 through June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company and Sylvan estimated that the tax benefits realized by Sylvan arising from the Company's operations equaled approximately $252,337 and $1,516,117 for the period October 1, 1999 (date of inception) through December 31, 1999 and the period January 1, 2000 through June 30, 2000, respectively, and summarized as follows:

                                                                                            Period
                                                              Period January 1,        October 1, 1999
                                                                    2000                  (date of
                                                                   through           inception) through
                                                                June 30, 2000         December 31, 1999
                                                          -----------------------------------------------
Loss before income taxes                                    $  (3,890,471)             $  (647,516)
                                                          ===============================================

Tax benefit at U.S. statutory rate of 35%                   $  (1,361,665)             $  (226,631)
Effect of permanent differences                                     1,293                      216
State income taxes, net of federal benefit                       (155,745)                 (25,922)
                                                          -----------------------------------------------
Total                                                       $  (1,516,117)             $  (252,337)
                                                          ===============================================

Had the Company not recorded an income tax benefit attributable to its operating losses, the recorded net loss and net loss per share would have been as follows:

                                                           Period              Period
                                                       October 1, 1999    October 1, 1999
                                                          (date of            (date of
                                                         inception)          inception)
                                       Year ended          through            through
                                      December 31,      December 31,        December 31,
                                          2000              1999                2000
                                  ----------------------------------------------------------
   Net loss                       $   (12,853,441)      $  (647,516)      $   (13,500,957)
   Net loss per share             $         (1.83)      $         -       $         (2.41)

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



4.  Income Taxes (continued)

Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. Accordingly, at December 31, 2000, the Company has recorded a deferred tax asset of $3,536,430, related primarily to the net operating losses of the Company since July 1, 2000. A valuation allowance of $3,536,430 related to this deferred tax asset has been recorded due to significant uncertainties surrounding its ultimate realization. As of December 31, 2000, the Company has net operating loss carryforwards of $8,835,606, which will expire in 2020.

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to income before taxes is as follows:

                                                                                        Period October 1,
                                                                                               1999
                                                                     Year ended        (date of inception)
                                                                    December 31,             through
                                                                        2000            December 31, 1999
                                                                --------------------------------------------
Loss before income taxes                                            $(12,853,441)           $(647,516)
                                                                ============================================

Tax benefit at U.S. statutory rate of 35%                             (4,498,704)            (226,631)
Effect of permanent differences                                            7,456                  216
State income taxes, net of federal benefit                              (561,299)             (25,922)
Effect of change in valuation allowance for deferred tax
 assets                                                                3,536,430                    -
                                                                --------------------------------------------
Total                                                               $ (1,516,117)           $(252,337)
                                                                ============================================

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



5. Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it will sell 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription will be paid in six separate closings that will occur at the end of each calendar quarter between September 30, 2000 and December 31, 2001. On December 31, 2000, a total of 3,508,772 shares were issued for aggregate consideration of $6,666,666. The Preferred Stock is being issued with the following terms:

Conversion Rights

The Preferred Stock is convertible into common stock at the option of the holder at any time. In addition, the Preferred Stock will convert automatically into shares of common stock upon the closing of an underwritten public offering of at least $10,000,000 of gross proceeds to the Company with a price to the public of not less than $4.00 per share. Each share of Preferred Stock is initially convertible into one share of common stock. Additionally, prior to conversion, if the Company issues any shares of stock for less then the conversion price, the conversion ratio will be adjusted based upon a predetermined formula.

Dividend

The holders of the Preferred Stock are entitled to share ratably in any dividends declared by the Board of Directors, assuming the conversion of all outstanding convertible securities.

Liquidation

In the event of liquidation, the holders of Preferred Stock are entitled to share any remaining net assets ratably with holders of all common stock.

Voting Rights

Each holder of Preferred Stock is entitled to five votes for each share of common stock that the holder could obtain assuming the exercise of conversion rights. In addition, the holders of Preferred Stock are entitled to elect one director acting as a separate class.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



6. Class A Convertible Common Stock

The Company has authorized the issuance of 10,000,000 shares of $0.001 par value common stock. The Class A Convertible Common Stock will be issued with the following terms:

Redemption Rights

The Class A Convertible Common Stock is redeemable upon the occurrence of certain events or transactions solely at the discretion of the Company. The redemption amount is equal to the greater of $0.875 per share or the appraised value per share.

Conversion Rights

The Class A Convertible Common Stock will automatically convert into shares of common stock upon the sale of the Company or upon the closing of an underwritten public offering of at least $10,000,000 of gross proceeds to the Company with a price to the public of not less than $4.00 per share. Each share of Class A Convertible Common Stock is convertible into one share of common stock.

Dividends

The holders of the Class A Convertible Common Stock are entitled to share ratably in any dividends declared by the Board of Directors, assuming the conversion of all outstanding convertible securities.

Liquidation

In the event of liquidation, the holders of Class A Convertible Common Stock are entitled to share any remaining net assets ratably with all stockholders, assuming conversion of all convertible securities.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)



6. Class A Convertible Common Stock (continued)

Voting Rights

Each share of the Class A Convertible Common Stock has substantially the same voting rights as the number of shares of common stock into which it can be converted.

Restrictions on Transfer

The transfer of Class A Convertible Common Stock (other than to the Company) is restricted until September 30, 2010.

7.  Common Stock

On June 30, 2000, 14,000,000 shares of common stock were sold to Sylvan in exchange for cash of $5,000,000. In connection with the sale, Sylvan also agreed to transfer or license specified intangible assets to the Company (see Note 2). In satisfying the purchase price, Sylvan was allowed to reduce the entire amount due by capital contributions in the form of expenses and expenditures paid on the Company's behalf. Subsequent to the purchase by Sylvan of 14,000,000 shares of common stock, 13,857,143 of those shares were contributed by Sylvan to its majority-owned subsidiary, Sylvan Ventures.

8. Stock Option Plan

On June 30, 2000, the Company adopted the eSylvan, Inc. 2000 Omnibus Stock Plan. The plan allows for the grant of up to 3,000,000 shares of common stock to employees, directors, and consultants in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards. No awards have been granted as of December 31, 2000.

                                eSylvan, Inc.
                    (a subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                   Notes to Financial Statements (continued)


9. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:


                                                                                            Period
                                                                                       October 1, 1999
                                                                                           (date of
                                                                   Year ended             inception)
                                                                  December 31,         through December
                                                                      2000                 31, 2000
                                                              -------------------------------------------
Net loss accumulated during the development stage                  $(11,337,324)        $(11,732,503)
                                                              ===========================================

Weighted-average common shares outstanding during the
 period                                                               7,019,178            5,606,127
Dilutive effect of subscribed and unissued preferred
 stock                                                                        -                    -
                                                              -------------------------------------------
Shares used in computations                                           7,019,178            5,606,127
                                                              ===========================================
Basic and diluted loss per common share                            $      (1.62)        $      (2.09)
                                                              ===========================================


Since the Company did not issue any common stock until June 30, 2000, no computation has been presented for the period October 1, 1999 (date of inception) through December 31, 1999. The subscribed and unissued shares of Series A Convertible Preferred Stock have not been included in the weighted-average calculation as they are not eligible to share in dividends until the consideration is paid, and are therefore considered for purposes of computing loss per share the equivalent of warrants. The dilutive effect of these subscriptions is computed using the treasury stock method, whereby the unpaid balance is assumed to be proceeds used to purchase stock under the treasury stock method. At December 31, 2000, no additional dilution from preferred stock resulted from the computation.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (continued)



10. Operating Leases

The Company leases certain computer and other equipment under non-cancelable operating leases that are guaranteed by Sylvan. Future minimum lease payments under non-cancelable operating leases consisted of the following at December 31, 2000:

2001                                                        $  $270,127
2002                                                            270,127
2003                                                            202,954
                                                            -----------
                                                            $   743,208
                                                            ===========

Rent expense under all operating leases for the year ended December 31, 2000 was $101,298.

11. Defined Contribution Retirement Plan

Sylvan sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary contributions that are allocated to eligible participants based upon compensation. All employees of the Company are eligible after meeting certain service requirements. No discretionary contributions have been made to this plan on behalf of the Company.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (continued)



12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized operating data is as follows:

                                                                          Three months ended
                                      December 31,           March 31,             June 30,          September 30,    December 31,
                                          1999                 2000                  2000                2000            2000
                                   ------------------------------------------------------------------------------------------------
Revenues                             $        -            $         -        $         -         $         -         $    15,921
Direct costs                                  -                      -                  -                   -             151,247
Other operating costs and
 expenses                               647,516              1,358,167          2,532,304           3,182,549           5,517,495
                                   ------------------------------------------------------------------------------------------------
Loss from operations                   (647,516)            (1,358,167)        (2,532,304)         (3,182,549)         (5,652,821)
Non-operating expense                         -                      -                  -              48,621              78,979
Allocated income tax benefit            252,337                534,528            981,589                   -                   -
                                   ------------------------------------------------------------------------------------------------
Net loss                             $ (395,179)           $  (823,639)       $(1,550,715)        $(3,231,170)        $(5,731,800)
                                   ================================================================================================

Basic and diluted loss per
 common share                        $        -            $         -        $    (10.08)        $     (0.23)        $     (0.41)
Shares used in computation                    -                      -            153,846          14,000,000          14,000,000


13. Subsequent Event

During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A Convertible Common Stock to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages. The Company will receive no cash consideration from this offering. In addition, the recipients of the Class A Convertible Common Stock will also receive a cash payment from the Company of $0.35 per share. The stock and cash will be exchanged for the execution of a participation agreement between the Company and the holder that provides for the franchisee's support of eSylvan's Internet-based delivery of educational services.

On March 2, 2001, the Company closed the offering period upon the receipt of participation agreements and requests to issue an aggregate of 2,446,161 shares of Class A Convertible Common Stock and the related payment of $856,156. The cash payment will be recorded as a prepaid royalty expense as the license agreement with Sylvan described in Note 2 provides for the offset of this payment against any future royalties due Sylvan.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (continued)



14.  Liquidity and Capital Resources

For the period October 1, 1999 (date of inception) through December 31, 2000, the Company incurred a net loss of $11,732,503 and used $9,715,599 in its operations. The stock purchase agreement with Sylvan Ventures provides for the sale of 10,526,316 shares of Series A Convertible Preferred Stock during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000, of which 3,508,772 shares have been issued as of December 31, 2000 for aggregate consideration of $6,666,666. The Company also has a revolving credit facility with Sylvan Ventures under which it may borrow through December 31, 2001 up to $10,000,000. As of December 31, 2000, $3,078,699 was outstanding under this facility.

The Company's operating losses incurred since inception, in conjunction with forecasted operating losses and limited committed funding sources raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional sources of financing. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.