Form 10-Q
period 2001-03-31
ESYLVAN INC
filed 2001-05-15
CIK 1113605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

                     For the quarter ended  March 31, 2001

             ------------------------------------------------------

                                       or

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             ------------------------------------------------------

                       Commission file number: 333-42530
            ------------------------------------------------------

                                 eSylvan, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                          52-2257470
-------------------------------                    ----------------------------
(State or other jurisdiction of                              (I.R.S.
 incorporation or organization)                    Employer Identification No.)

506 South Central Avenue, Baltimore, Maryland                  21202
---------------------------------------------                ----------
   (Address of principal executive offices)                  (ZIP Code)

                                (410) 843-2622
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes [X]   No [ ]


     As of May 11, 2001, the registrant had 16,452,484 outstanding shares of Common Stock.

                                 ESYLVAN, INC.

                      2000 QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I.                                                                     PAGE

ITEM 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 2001 and December 31, 2000.........      2

          Statements of Operations - Three Months Ended March 31, 2001
          and 2000 and Period October 1, 1999 (Date of Inception)
          to March 31, 2001.............................................      4

          Statements of Cash Flows - Three Months Ended March 31, 2001
          and 2000 and Period October 1, 1999 (Date of Inception)
          To March 31, 2001.............................................      5

          Notes to Financial Statements.................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     11

ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk........     14

PART II.

ITEM 6.   Exhibits and Reports on Form 8-K..............................     16

          SIGNATURES

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                                Balance Sheets

                                                        March 31, 2001     December 31, 2000
                                                        ------------------------------------
                                                        (Unaudited)
Assets
Current assets:
 Cash                                                   $  541,464           $        -
 Accounts receivable                                        61,672               39,493
 Due from employee                                         175,000                    -
 Prepaid expenses                                           58,819               83,706
 Prepaid royalties to Sylvan                               858,385                    -
                                                        -------------------------------
Total current assets                                     1,695,340              123,199

Property and equipment:
 Furniture and equipment                                 1,632,781            1,688,540
 Software                                                1,831,111            1,693,633
 Educational content                                     1,297,428              752,938
 Leasehold improvements                                          -              187,735
                                                        -------------------------------
                                                         4,761,320            4,322,846
 Accumulated depreciation                                 (911,708)            (681,763)
                                                        -------------------------------
                                                         3,849,612            3,641,083

Participation agreements                                 2,145,923                    -
Deferred stock issuance costs                                    -              706,920
Other assets                                                     -                7,246
                                                        -------------------------------
Total assets                                            $7,690,875           $4,478,448
                                                        ===============================

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                          Balance Sheets (continued)

                                                        March 31, 2001     December 31, 2000
                                                        ------------------------------------
                                                        (Unaudited)
Liabilities and deficiency of assets
Current liabilities:
 Accounts payable and accrued expenses                  $  1,727,564         $  2,723,262
 Due to Sylvan Learning Center franchisees                   858,385                    -
 Fees payable to Sylvan                                      825,470              509,325
 Borrowings under line of credit with Sylvan Ventures      5,036,411            3,078,699
 Deferred revenue                                                749                1,453
                                                        ---------------------------------
Total current liabilities                                  8,448,579            6,312,739

Commitments and contingent liabilities                             -                    -

Deficiency of assets:
 Series A Convertible Preferred Stock, par value
  $.001 per share - authorized 20,000,000 shares;
  10,526,316 shares subscribed; issued and
  outstanding shares of 5,263,158 at March 31, 2001
  and 3,508,772 at December 31, 2000                          10,526               10,526

 Class A Convertible Common Stock, par value $.001 per
  share - authorized 10,000,000 shares; issued and
  outstanding shares of 2,452,484 at March 31, 2001
  and none at December 31, 2000                                2,452                    -

 Common stock, par value $.001 per share - authorized
  70,000,000 shares; issued and outstanding shares of
  14,000,000 at March 31, 2001 and December 31, 2000          14,000               14,000

 Additional paid-in capital                               24,103,635           22,755,913
 Less:  Subscription receivable for Series A
  Convertible Preferred Stock                            (10,000,000)         (13,333,334)
                                                        ---------------------------------
                                                          14,130,613            9,447,105
 Accumulated deficit                                     (14,888,317)         (11,281,396)
                                                        ---------------------------------
Total deficiency of assets                                  (757,704)          (1,834,291)
                                                        ---------------------------------
Total liabilities and deficiency of assets              $  7,690,875         $  4,478,448
                                                        =================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                     Statements of Operations (Unaudited)

                                                                                             Period October 1,
                                                                                               1999 (date of
                                                                                                 inception)
                                                    Three Months Ended  Three Months Ended   through March 31,
                                                       March 31, 2001     March 31, 2000           2001
                                                    ----------------------------------------------------------
Revenues                                            $    29,255          $         -         $     45,176

Costs and expenses
Direct costs                                            239,561                    -              390,808
Sales and marketing                                     346,072               79,265            1,428,503
General and administrative                            1,614,484              878,818            7,880,769
Research and development                                959,213              292,626            5,894,424
Management services and facilities usage
 charges from Sylvan                                    355,841                    -              885,127
Allocated indirect overhead
 costs from Sylvan                                            -              107,457              424,818
                                                    -----------------------------------------------------
  Total operating costs and expenses                  3,515,171            1,358,166           16,904,449
                                                    -----------------------------------------------------
Loss from operations                                 (3,485,916)          (1,358,166)         (16,859,273)
Interest and other expenses                             121,005                    -              248,605
                                                    -----------------------------------------------------
Loss accumulated during the development stage        (3,606,921)          (1,358,166)         (17,107,878)

Allocated income tax benefit                                  -              534,527            1,768,454
                                                    -----------------------------------------------------
Net loss accumulated during the
 development stage                                  $(3,606,921)         $  (823,639)        $(15,339,424)
                                                    =====================================================

Basic and diluted loss per common share             $     (0.24)         $         -         $      (2.14)
                                                    =====================================================

See accompanying notes.

                                 eSylvan, Inc.
                    (a Subsidiary of Sylvan Ventures, LLC.
                       and a Development Stage Company)

                     Statements of Cash Flows (Unaudited)

                                                                                                                    Period
                                                                                                                 October 1, 1999
                                                                                                               (date of inception)
                                                                  Three Months Ended    Three Months Ended           through
                                                                    March 31, 2001        March 31, 2000         March 31, 2001
                                                                  ================================================================
Operating activities
Net loss                                                             $(3,606,921)           $ (823,639)          $(15,339,424)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                           434,498                 6,137              1,116,261
 Allocated income tax benefit                                                  -              (534,527)            (1,768,454)
 Changes in operating assets and liabilities:
  Accounts receivable                                                    (22,179)                    -                (61,673)
  Prepaid expenses                                                        24,886                     -                (58,820)
  Other assets                                                             7,246                     -                      -
  Accounts payable and accrued expenses                                 (995,696)              671,388              1,727,566
  Fees payable to Sylvan                                                 316,145                     -                825,469
  Deferred revenue                                                          (704)                    -                    749
                                                                     --------------------------------------------------------
Net cash used in operating activities                                 (4,017,725)             (680,641)           (13,733,326)

Investing activities
  Due from employee                                                     (175,000)                    -               (175,000)
  Purchase of property and equipment                                    (643,028)             (491,816)            (4,965,874)
                                                                     --------------------------------------------------------
Net cash used in investing activities                                   (643,028)             (491,816)            (4,965,874)

Financing activities
Payment of direct costs incurred in connection with Class A
 Common Stock offering                                                   (88,829)                    -               (795,749)
Proceeds from borrowings under line of credit with Sylvan Ventures     5,291,046                     -             15,036,413
Payments on line of credit with Sylvan Ventures                       (3,333,334)                    -            (10,000,000)
Sale of Series A Preferred Stock to Sylvan Ventures                    3,333,334                     -             10,000,000
Cash expenditures by Sylvan made on the Company's behalf and
 accounted for as capital contributions                                        -             1,172,457              5,000,000
                                                                     --------------------------------------------------------
Net cash provided by financing activities                              5,202,217             1,172,457             19,240,664
                                                                     --------------------------------------------------------

Net increase in cash and cash at end of period                       $   541,464            $        -           $    541,464
                                                                     ========================================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)

                                 March 31, 2001



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the eSylvan, Inc. (the Company) annual report on Form 10-K for the year ended December 31, 2000.

The Company was incorporated by Sylvan Learning Systems, Inc. ("Sylvan") on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering, through Internet-based applications, high quality supplemental education programs to families. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to a newly formed majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC ("Sylvan Ventures").

Since inception, the Company's activities have consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, limited revenues have been earned, and the Company is considered a development stage company at March 31, 2001.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)


2.  Income Taxes

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

During the period from October 1, 1999 through June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company and Sylvan estimated that the tax benefits realized by Sylvan arising from the Company's operations during the three months ended March 31, 2000 equaled $534,527, and for the period October 1, 1999 (inception) through June 30, 2000 equaled $1,768,454.

Commencing July 1, 2000, Sylvan did not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three months ended March 31, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carryforward.

3. In March 2001 funds were advanced to an employee of the Company. All amounts are non interest bearing and will be repaid during 2001.

4.  Issuance of Class A Convertible Common Stock

During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A Convertible Common Stock ("Class A") to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages.

On March 30, 2001 the Company issued 2,452,484 shares of Class A pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisees support of the Company's Internet-based delivery of educational services. Upon issuance $795,749 of direct costs were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in capital. The Company has recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company will amortize this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)

4.  Issuance of Class A Convertible Common Stock (continued)

In connection with this offering, the Company is obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders, which was recorded as due to Sylvan Learning Center franchisees at March 31, 2001. In addition, the Company has recorded a corresponding prepaid royalty to Sylvan as the license agreement with Sylvan allows the Company to offset this amount against future royalty payments due to Sylvan.

5.  Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it will sell 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") to Sylvan during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription will be paid in six separate closings that will occur at the end of each calendar quarter between September 30, 2000 and December 31, 2001. During the three months ended March 31, 2001, 1,754,386 shares were issued for aggregate consideration of $3,333,334.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)

6.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share.

                                                               Period October 1,
                                                                 1999 (date of
                                               Three Months       Inception)
                                                  Ended            through
                                              March 31, 2001     March 31, 2001
                                              ---------------------------------
Net loss accumulated during the
 development stage                             $(3,606,921)      $(15,339,424)
                                               ==============================
Weighted-average common and Class A shares
 outstanding during the period                  14,817,495          7,172,897
                                               ==============================
Shares used in computations
Basic and diluted loss per common share        $     (0.24)      $      (2.14)
                                               ==============================

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock is antidilutive.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)



6.  Loss Per Share (continued)

Since the Company did not issue any common stock until June 30, 2000, no computation has been presented for the three months ended March 31, 2000.

7.  Liquidity and Capital Resources

For the period October 1, 1999 (date of inception) through March 31, 2001, the Company incurred a net loss of $15,339,424 and used $13,733,326 in its operations. The stock purchase agreement with Sylvan Ventures provides for the sale of 10,526,316 shares of Preferred Stock during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000, of which 5,263,158 shares have been issued as of March 31, 2001 for aggregate consideration of $10,000,000. The Company also has a revolving credit facility with Sylvan Ventures under which it may borrow through December 31, 2001 up to $10,000,000. As of March 31, 2001, $5,036,411 million was outstanding under this facility.

The Company's operating losses incurred since inception, in conjunction with forecasted operating losses and limited committed funding sources, raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional sources of financing. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or obtain additional financing to meet its development and operating needs, or that any such financing would be available on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to the Company's future development plans and future capital requirements, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Factors that could cause actual results to differ materially include the following: the reliability of our technology, our efforts to establish, maintain and strengthen the eSylvan brand, consumer acceptance of online tutoring, our ability to secure additional financing prior to September 30, 2001 and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The Company is a development stage business and delivers supplemental education to families and children through a variety of applications on the Internet. Our lack of operating history makes it difficult to evaluate our business and prospects. Our results of operations and future prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment.

Results of Operations

Three Months Ended March 31, 2001

     The Company incurred a net loss of $3.6 million for the three months ended March 31, 2001.

     Revenues for the three months ended March 31, 2001 were $29,255. The Company commenced delivering services to the public in the mid-Atlantic region and started recognizing revenues in October 2000.

     During the three months ended March 31, 2001, the Company incurred $3.6 million in operating and other expenses in implementing its business plan. The Company incurred $1.0 million in research and development costs in establishing its on-line tutoring technical infrastructure. General and administrative costs of $1.6 million were expended, consisting of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The Company incurred $0.3 million in sales and marketing costs to establish and grow the "eSylvan" brand including costs to produce materials and media for marketing campaigns. Sylvan provided the Company with management services, facilities and other services for fees totaling $0.4 million. The Company expended $0.2 million in direct costs in its initial efforts to deliver services consisting primarily of direct mail, teachers and other direct salaries and installation of our software. Interest expense of $0.1 million was incurred on borrowings under the line of credit with Sylvan Ventures.

     During the period October 1, 1999 through June 30, 2000 the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of consolidating the Company's operations in its consolidated income tax return. Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. For the three months ended March 31, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets; that result from the inability to determine the realizability of the net operating loss carryforward.

Three Months Ended March 31, 2000

     The Company incurred a net loss of $0.8 million for the period January 1, 2000 through March 31, 2000. The Company incurred $0.9 million in general and administrative costs consisting primarily of salaries, consulting and other general administrative costs. The Company also incurred $0.3 million in research and development costs, $0.1 million in sales and marketing costs, fees from Sylvan of $0.1 million and recorded a tax benefit of $0.5 million under the tax sharing agreement. During this time the company did not have any revenue and had not yet commenced delivery of its service.

Liquidity and Capital Resources

     Net cash used in operating activities was $4.0 million for the three months ended March 31, 2001 compared to $0.7 million for the three months ended March 31, 2000. The increase in cash used in operating activities during the three months ended March 31, 2001, resulted primarily from the net loss of $3.6 million and a decrease in accounts payable and accrued expenses of $1.0 million. Capital expenditures during the three months ended March 31, 2001 were $0.6 million, consisting primarily of expenditures for educational content.

     On June 30, 2000, the Company entered into a revolving credit note with Sylvan Ventures pursuant to which it may borrow up to $10 million. This note bears interest on the unpaid principal balance equal to the prime lending rate and terminates on December 31, 2001. As of March 31, 2001, $5.0 million was due under this note. During the three months ended March 31, 2001, the borrowings under this note increased by $2.0 million and related interest expense of $0.1 million was incurred.

     The Company has entered into a stock purchase agreement with Sylvan Ventures under which it has agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in six closings. These closings will be held on the last day of each fiscal quarter through December 31, 2001, for an aggregate price of $20 million, which represents a price per share of $1.90. As of March 31, 2001, the Company has issued 5,263,158 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $10.0 million. For the three months ended March 31, 2001, the Company issued 1,754,386 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $3.3 million. The $3.3 million in proceeds from the Series A preferred stock was used to fund the operations of the Company.

     The Company has also received a written commitment from Sylvan Ventures to provide additional funding to support operations through at least September 30, 2001. There is currently no agreed-upon limitation on the funding to be provided by Sylvan Ventures.

     During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages.

     On March 30, 2001 the Company issued 2,452,484 shares of Class A pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisee's that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon issuance, $795,749 of direct costs were removed from deferred stock issuance costs and recorded as a reduction of additional paid-in capital. The Company has recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company will amortize this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method.

     In connection with this offering, the Company is obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders, which was recorded as due to Sylvan Learning Center franchisees at March 31, 2001. In addition, the Company has recorded a corresponding prepaid royalty to Sylvan as the license agreement with Sylvan allows the Company to offset this amount against future royalty payments due to Sylvan.

     The Company expects to incur significant negative cash flow from operations for the foreseeable future. Although the Company believes that its line of credit with Sylvan Ventures, the other funding commitments from Sylvan Ventures, and the closings on the sale of Series A preferred stock to Sylvan Ventures will satisfy the majority of the cash needs through the end of September 30, 2001, the Company does not expect that its current resources will be sufficient to support its growth and operations until the Company is profitable. The Company expects that it will need to raise additional capital or other financing prior to September 30, 2001. The Company cannot guarantee that it will be able to raise additional funds, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture's voting control over us. The Company is unable to predict the amount of additional financing it will need prior to September 30, 2001 because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside its control such as lawsuits, unexpected technical difficulties with its on-line tutoring infrastructure and other factors discussed herein. The Company's failure to raise the funds necessary to establish and grow its business would have a material adverse effect on its business and its ability to generate and grow revenues. If the Company raises funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of its existing Common stock, and its current Common stockholders may experience dilution.

     The Company's current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. Because the Company currently has not entered into derivative financial instruments, the adoption of this Statement did not have any effect on revenues and expenses or the financial position of the Company.

Effects of Inflation

     Inflation has not had a material effect on the Company's revenues and expenses since inception on October 1, 1999. Inflation is not expected to have a material future effect.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. The Company is exposed to market risks primarily through changes in interest rates. The Company does not utilize derivatives and therefore exposure to market risks is managed through its regular operating and financing activities

     The Company's revolving credit facility with Sylvan Ventures bears interest at a variable rate and the fair value of this instrument is not significantly affected by changes in market interest rates. At March 31, 2001, a 100 basis point increase in interest rates would have increased the accumulated loss by $51,000 over any 12-month period.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Reference is made to the Exhibit Index.

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                             eSylvan, Inc.



Date: _____________                          _______________________________
                                             Christopher Hoehn-Saric
                                             Chairman of the Board, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)


Date: _____________                          _______________________________
                                             B. Lee McGee
                                             Executive Vice President and
                                             Chief Financial Officer