Form 10-Q
period 2001-06-30
ESYLVAN INC
filed 2001-08-14
CIK 1113605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001
                      -----------------------------------

                                       or

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       ---------------------------------
                       Commission file number: 333-42530
                       ---------------------------------

                                 eSylvan, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                             52-2257470
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

506 South Central Avenue, Baltimore, Maryland                      21202
---------------------------------------------                    ----------
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

     As of August 11, 2001, the registrant had 16,452,484 outstanding shares of Common Stock.

                                 eSYLVAN, INC.

                      2001 Quarterly Report on Form 10-Q

                               TABLE OF CONTENTS

PART I.                                                                    PAGE

ITEM 1.   Financial Statements (Unaudited)

          Balance Sheets - June 30, 2001 and December 31, 2000...............2

          Statements of Operations - Three Months Ended June 30, 2001
           and 2000..........................................................4

          Statements of Operations -  Six Months Ended June 30, 2001
           and 2000 and Period October 1, 1999 (Date of Inception)
           to June 30, 2001..................................................5

          Statements of Cash Flows - Six Months Ended June 30,
           2001 and  2000 and Period October 1, 1999 (Date of Inception)
           to June 30 , 2001.................................................6

          Notes to Financial Statements......................................7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12

ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk ...........16

PART II.

ITEM 6.   Exhibits and Reports on Form 8-K..................................17

          SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                                 Balance Sheets


                                                                         June 30,              December 31,
                                                                          2001                     2000
                                                              --------------------------------------------
                                                                       (Unaudited)
Assets
Current assets:
  Cash                                                                $    45,795               $        -
  Accounts receivable                                                     100,799                   39,493
  Due from employee                                                       175,000                        -
  Prepaid expenses                                                        101,694                   83,706
  Prepaid royalties to Sylvan                                             858,385                        -
                                                              --------------------------------------------
Total current assets                                                    1,281,673                  123,199

Property and equipment:
  Furniture and equipment                                               1,466,969                1,688,540
  Software                                                              2,013,590                1,693,633
  Educational content                                                   1,337,098                  752,938
  Leasehold improvements                                                        -                  187,735
                                                              --------------------------------------------
                                                                        4,817,657                4,322,846
  Accumulated depreciation                                             (1,401,624)                (681,763)
                                                              --------------------------------------------
                                                                        3,416,033                3,641,083

Intangible assets:
  Participation agreements, net of accumulated amortization
   of $89,413                                                           2,056,510                        -

Deferred stock issuance costs                                                   -                  706,920
Other assets                                                                    -                    7,246
                                                              --------------------------------------------
Total assets                                                          $ 6,754,216               $4,478,448
                                                              ============================================

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                       and a Development Stage Company)

                          Balance Sheets (continued)



                                                                     June 30,            December 31,
                                                                       2001                  2000
                                                           --------------------------------------------
                                                                    (Unaudited)
Liabilities and deficiency of assets
Current liabilities:
   Accounts payable and accrued expenses                           $  1,942,958          $  2,723,262
   Fees payable to Sylvan                                             1,276,481               509,325
   Borrowings under line of credit with Sylvan Ventures               4,697,718             3,078,699
   Deferred revenue                                                      64,735                 1,453
                                                           --------------------------------------------
Total current liabilities                                             7,981,892             6,312,739

Commitments and contingent liabilities                                        -                     -

Deficiency of assets:
 Series A Convertible Preferred Stock, par value $.001
   per share - authorized 20,000,000 shares, 10,526,316
   shares subscribed; issued and outstanding shares of
   7,017,544 as of June 30, 2001 and 3,508,772 as of
   December 31, 2000                                                     10,526                10,526
 Class A Convertible Common Stock, par value $.001
   per share - authorized 10,000,000 shares, issued and
   outstanding shares of 2,452,484 at June 30, 2001 and
   none at December 31, 2000                                              2,452                     -
 Common stock, par value $.001 per share - authorized
   70,000,000 shares, 14,000,000 shares issued and
   outstanding at June 30, 2001 and December 31, 2000                    14,000                14,000
 Additional paid-in capital                                          24,019,228            22,755,913
 Less:  Subscription receivable for Series A Convertible
  Preferred Stock                                                    (6,666,667)          (13,333,334)
                                                           --------------------------------------------
                                                                     17,379,539             9,447,105
  Accumulated deficit                                               (18,607,215)          (11,281,396)
                                                           --------------------------------------------
Total deficiency of assets                                           (1,227,676)           (1,834,291)
                                                           --------------------------------------------
Total liabilities and deficiency of assets                         $  6,754,216          $  4,478,448
                                                           ============================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                      Statements of Operations (Unaudited)

                                                           Three Months         Three Months
                                                               Ended                Ended
                                                              June 30,             June 30,
                                                                2001                 2000
                                                     ---------------------------------------
      Revenues                                             $    31,346           $         -

      Costs and expenses
      Direct costs                                             240,585                     -
      Sales and marketing                                      669,598                 8,162
      General and administrative                             1,855,435               846,443
      Research and development                                 532,155             1,579,962
      Management services and facilities usage
       charges from Sylvan                                     344,471                     -
      Allocated indirect overhead costs from Sylvan                  -                97,738
                                                     ---------------------------------------
      Total operating costs and expenses                     3,642,244             2,532,305

      Loss from operations                                  (3,610,898)           (2,532,305)
      Interest and other expenses                              108,000                     -
                                                     ---------------------------------------
      Loss accumulated during the development stage         (3,718,898)           (2,532,305)
      Allocated income tax benefit                                   -               981,590
                                                     ---------------------------------------
      Net loss accumulated during the
       development stage                                   $(3,718,898)          $(1,550,715)
                                                     =======================================
      Basic and diluted loss per common share              $    (0 .23)          $    (10.08)
                                                     =======================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

               Statements of Operations (Unaudited) (Continued)

                                                                                              Period October 1,
                                                                                               1999 (date of
                                                           Six Months        Six Months          inception)
                                                             Ended             Ended              through
                                                            June 30,          June 30,            June 30,
                                                              2001              2000                2001
                                                      ------------------------------------------------------
      Revenues                                           $    60,601        $         -         $     76,522

      Costs and expenses
      Direct costs                                           480,146                  -              631,393
      Sales and marketing                                  1,015,670             87,427            2,098,101
      General and administrative                           3,469,919          1,725,261            9,736,204
      Research and development                             1,491,368          1,872,588            6,426,579
      Management services and facilities
       usage charges from Sylvan                             700,312                               1,229,598
      Allocated indirect overhead costs from Sylvan                -            205,195              424,818
                                                      ------------------------------------------------------
      Total operating costs and expenses                   7,157,415          3,890,471           20,546,693

      Loss from operations                                (7,096,814)        (3,890,471)         (20,470,171)
      Interest and other expenses                            229,005                  -              356,605
                                                      ------------------------------------------------------
      Loss accumulated during the
       development stage                                  (7,325,819)        (3,890,471)         (20,826,776)
      Allocated income tax benefit                                 -          1,516,117            1,768,454
                                                      ------------------------------------------------------
      Net loss accumulated during the
       development stage                                 $(7,325,819)       $(2,374,354)        $(19,058,322)
                                                      ======================================================
      Basic and diluted loss per common share            $     (0.47)       $    (30.87)        $      (2.24)
                                                      ======================================================

See accompanying notes.

                              eSylvan, Inc.
                    (a Subsidiary of Sylvan Ventures, LLC.
                       and a Development Stage Company)

                     Statements of Cash Flows (Unaudited)

                                                                                                              Period
                                                                                                          October1, 1999
                                                                                                        (date of inception)
                                                      Six  Months Ended        Six  Months Ended               through
                                                        June 30, 2001             June 30, 2000             June 30, 2001
                                                       ------------------------------------------------------------------
Operating activities
Net loss                                                $(7,325,819)              $(2,374,354)               $(19,058,322)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                            1,013,826                    39,224                   1,695,589
 Allocated income tax benefit                                     -                (1,516,117)                 (1,768,454)
 Changes in operating assets and liabilities:
  Accounts receivable                                       (61,306)                        -                    (100,799)
  Prepaid expenses and royalties                           (876,373)                        -                    (960,079)
  Other assets                                                7,246                    (4,294)                          -
  Accounts payable and accrued expenses                    (780,304)                1,204,189                   1,942,958
  Fees payable to Sylvan                                    767,156                         -                   1,276,481
  Deferred revenue                                           63,282                         -                      64,735
                                                       ------------------------------------------------------------------
Net cash used in operating activities                    (7,192,292)               (2,651,352)                (16,907,891)

Investing activities
Due from employee                                          (175,000)                        -                    (175,000)
Purchase of property and equipment                         (810,698)               (1,389,635)                 (5,133,544)
Proceeds from disposal of property and equipment            111,335                         -                     111,335
                                                       ------------------------------------------------------------------
Net cash used in investing activities                      (874,363)               (1,389,635)                 (5,197,209)

Financing activities
Payment of direct costs incurred in connection with
 Class A Common Stock offering                             (173,236)                        -                    (880,156)
Proceeds from borrowings under line of credit with
 Sylvan Ventures                                          8,285,686                         -                  18,031,051
Payments on line of credit with Sylvan Ventures          (6,666,667)                        -                 (13,333,333)
Sale of Series A Preferred Stock to Sylvan Ventures       6,666,667                         -                  13,333,333
Cash expenditures by Sylvan made on the Company's
 behalf and accounted for as capital contributions                -                 4,040,987                   5,000,000
                                                       ------------------------------------------------------------------
Net cash provided by financing activities                 8,112,450                 4,040,987                  22,150,895
                                                       ------------------------------------------------------------------
Net change in cash and cash equivalents at
 end of period                                          $    45,795               $         -                $     45,795
                                                       ==================================================================

See accompanying notes.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)

                                 June 30, 2001


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

Since inception, the Company's activities have consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, limited revenues have been earned, and the Company is considered a development stage company at June 30, 2001.

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

During the period from October 1, 1999 through June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company and Sylvan estimated that the tax benefits realized by Sylvan arising from the Company's operations during the three months ended June 30, 2000 equaled $981,590, for the six months ended June 30, 2000 equaled $1,516,117, and for the period October 1, 1999 (date of inception) through June 30, 2001 equaled $1,768,454.

Commencing July 1, 2000, Sylvan did not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three and six month periods June 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carryforward.

3. Due from employee

In March 2001 funds were advanced to an employee of the Company. All amounts are non-interest bearing and will be repaid during 2001.

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

On March 30, 2001 the Company distributed 2,452,484 shares of Class A Common Stock pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon issuance $795,749 of direct costs were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At June 30, 2001, accumulated amortization totaled $89,413.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan.

5. Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it will sell 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription will be paid in six separate closings that will occur at the end of each calendar quarter between September 30, 2000 and December 31, 2001. During the six months ended June 30, 2001, 3,508,772 shares were issued for aggregate consideration of $6,666,667.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)

6. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                   Three Months              Three Months
                                                      Ended                     Ended
                                                  June 30, 2001             June 30, 2000
                                                  -------------             -------------
Net loss accumulated during the
 development stage                                $(3,718,898)               $(1,550,715)
                                                  ======================================
Weighted-average common and Class "A"
 common shares outstanding during the
 period                                            16,452,484                    153,846
Dilutive effect of subscribed and
 unissued preferred stock                                   -                          -
                                                  --------------------------------------
Shares used in computations                        16,452,484                    153,846
                                                  ======================================
Basic and diluted loss per common share           $     (0.23)               $    (10.08)
                                                  ======================================
                                                                                               Period October 1,
                                                                                                1999 (date of
                                                   Six Months              Six Months             inception)
                                                     Ended                    Ended                 through
                                                 June 30, 2001            June 30, 2000         June 30, 2001
                                                 -------------            -------------         -------------
Net loss accumulated during the
 development stage                                $(7,325,819)            $(2,374,354)           $(19,058,322)
                                                  ===========================================================
Weighted-average common and Class "A"
 common shares outstanding during the
 period                                            15,639,506                  76,923               8,496,474
Dilutive effect of subscribed and
 unissued preferred stock                                   -                       -                       -
                                                  -----------------------------------------------------------
Shares used in computations                        15,639,506                  76,923               8,496,474
                                                  ===========================================================
Basic and diluted loss per common share           $     (0.47)            $    (30.87)           $      (2.24)
                                                  ===========================================================

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock is antidilutive.

                                 eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                   Notes to Financial Statements (Unaudited)


7. Liquidity and Capital Resources

For the period October 1, 1999 (date of inception) through June 30, 2001, the Company incurred a net loss of $19,058,322 and used $16,907,891 in cash from operations. The stock purchase agreement with Sylvan Ventures provides for the sale of 10,526,316 shares of Series A Convertible Preferred Stock during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000, of which 7,017,544 shares have been issued as of June 30, 2001 for aggregate consideration of $13,333,333. The Company also has a revolving credit facility with Sylvan Ventures under which it may borrow through December 31, 2001 up to $10,000,000. As of June 30, 2001, $4,697,718 was outstanding under this facility. In addition, during July 2001, Sylvan Ventures agreed to provide $5.4 million of additional funding to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


     All statements contained herein that are not historical facts, including but not limited to the Company's future development plans and future capital requirements are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Factors that could cause actual results to differ materially include the following: the reliability of our technology, our efforts to establish, maintain and strengthen the eSylvan brand, consumer acceptance of online tutoring, our ability to secure additional financing prior to December 31, 2001 and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Results of Operations

Three Months and Six Months Ended June 30, 2001

     The Company incurred a net loss of $3.7 and $7.3 million for the three and six month periods June 30, 2001, respectively.

     Revenues for the three and six months ended June 30, 2001 were $31,346 and $60,601, respectively. The Company commenced delivering services to the public in the mid-Atlantic region and started recognizing revenues in October 2000.

     During the three and six month periods June 30, 2001, the Company incurred $3.7 and $7.4 million, respectively in operating and other expenses, in implementing its business plan. The Company incurred $0.5 million for the three months ended June 30, 2001 and $1.5 million for the six months ended June 30, 2001 in research and development costs in establishing its on-line tutoring technical infrastructure. The Company incurred $1.9 million for the three months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2001 in general and administrative costs, consisting of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. For the three and six month periods ended June 30, 2001, the Company incurred $0.7 and $1.0 million, respectively, in sales and marketing costs to establish and grow the "eSylvan" brand, including costs to produce materials and media for marketing campaigns. Sylvan provided the Company with management services, facilities and other services for fees totaling $0.3 and $0.7 million for the three and six month periods ended June 30, 2001, respectively. The Company expended $0.2 million in direct costs in its initial efforts to deliver services in each of the first two quarters. Interest expense of $0.1 and $0.2 million was incurred for the three and six month periods ended June 30, 2001, respectively, through borrowings under the line of credit with Sylvan Ventures.

     During the period October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of consolidating the Company's operations in its consolidated income tax return. Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. For the three and six months ended June 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets, which results from the inability to determine the realizability of the net operation loss carryforward.

Three Months and Six Months Ended June 30, 2000

     The Company incurred a net loss of $1.6 million and $2.4 million for the three and six month periods ended June 30, 2000, respectively. For the three and six month periods ended June 30, 2000, the Company incurred $0.8 million and $1.7 million, respectively, in general and administrative costs consisting primarily of salaries, consulting and other administrative costs. For the three and six month periods ended June 30, 2000 the Company incurred $1.6 million and $1.9 million, respectively, in research and development costs in establishing its on-line tutoring technical infrastructure. For the three and six month periods ended June 30, 2000, respectively, the Company recorded a tax benefit of $1.0 million and $1.5 million under the tax sharing agreement. During this time the company did not have any revenue and had not yet commenced delivery of its services.

Liquidity and Capital Resources

     Net cash used in operating activities was $7.2 million for the six months ended June 30, 2001 compared to $2.7 million for the six months ended June 30, 2000. The increase in cash used in operating activities resulted primarily from an increase in the net loss of $5.0 million and the $0.9 million prepayment of royalties in April 2001. Capital expenditures during the six months ended

June 30, 2001 were $0.8 million consisting primarily of expenditures for educational content and software.

     On June 30, 2000, the Company entered into a revolving credit note with Sylvan Ventures pursuant to which it may borrow up to $10 million. This note bears interest on the unpaid principal balance equal to the prime lending rate and terminates on December 31, 2001. As of June 30, 2001, $4.7 million was due under this note.

     The Company entered into a stock purchase agreement with Sylvan Ventures under which it has agreed to issue an aggregate of 10,526,316 shares of Series A convertible preferred stock in six closings. These closings will be held on the last day of each fiscal quarter through December 31, 2001, for an aggregate price of $20 million, which represents a price per share of $1.90. As of June 30, 2001, the Company had issued 7,017,544 shares of Series A convertible preferred stock to Sylvan Ventures for aggregate proceeds of $13.3 million. For the three months ended June 30, 2001, the Company issued 1,754,386 shares of Series A convertible preferred stock to Sylvan Ventures for aggregate proceeds of $3.3 million. The $3.3 million in proceeds from the Series A preferred stock was used to fund operations of the Company.

     In July 2001, Sylvan Ventures authorized an additional investment of $5.4 million to support the Company's operations through December 31, 2001. The specific terms of Sylvan Ventures' investment have not been finalized.

     During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A Convertible Common Stock to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages.

     On March 30, 2001 the Company distributed 2,452,484 shares of Class A Common Stock with an effective date of March 2, 2001 pursuant to the receipt of executed participation agreements from certain Sylvan Learning Center franchisees. These participation agreements provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon distribution, $795,749 of deferred stock issuance costs were reclassed and recorded as a reduction of additional paid in capital. The Company has capitalized the fair value of the shares distributed as an intangible asset and is amortizing these costs over its useful life.

     On April 6, 2001 the Company made a payment of $0.35 cents per share, or an aggregate amount of $858,385, to the stock transfer agent to be distributed to the Sylvan Learning Center franchisees. The cash payment has been recorded as prepaid royalties to Sylvan at June 30, 2001, as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan.

     The Company expects to incur significant negative cash flow from operations for the foreseeable future. Although the Company believes that its line of credit with Sylvan Ventures, the $5.4 million additional funding commitment from Sylvan Ventures, and the closings on the sale of Series A convertible preferred stock to Sylvan Ventures will satisfy its cash needs through December 31, 2001, the Company does not expect that the current resources will be sufficient to support its growth and operations until the Company is profitable. The Company cannot guarantee that it will be able to raise additional funds, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture's voting control over it. The Company is unable to predict the amount of additional financing it will need after December 31, 2001 because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed herein. The Company's failure to raise the funds necessary to establish and grow the business would have a material adverse effect on the business and the Company's ability to generate and grow revenues. If the Company raises funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution.

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

     The Company's revolving credit facility with Sylvan Ventures bears interest at a variable rate, and the fair value of this instrument is not significantly affected by changes in market interest rates. At June 30, 2001, a 100 basis point increase in interest rates would have increased the loss accumulated by approximately $50,000 over any 12-month period.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None.

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                              eSylvan, Inc.

                                              /s/ David S. Graves
                                              __________________________
                                              David S. Graves
                                              President

Date: August 14, 2001                         /s/ B. Lee McGee
                                              __________________________
                                              B. Lee McGee
                                              Executive Vice President and
                                              Chief Financial Officer