Form 10-Q
period 2001-09-30
ESYLVAN INC
filed 2001-11-14
CIK 1113605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001
                   ----------------------------------------
                                      or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   ----------------------------------------
                        Commission file number: 333-42530
                   ----------------------------------------

                                  eSylvan, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-2257470
    ---------------------------------              -------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

            506 South Central Avenue, Baltimore, Maryland   21202
           ---------------------------------------------------------
           (Address of principal executive offices)       (ZIP Code)

                                (410) 843-2622
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 12, 2001, the registrant had 16,452,484 outstanding shares of Common Stock.

                                  eSYLVAN, INC.

                       2001 Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I.                                                                   PAGE

ITEM 1.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 2001 and December 31,
          2000..........................................................    2

         Statements of Operations - Three Months Ended September 30,
          2001 and 2000..................................................   4

         Statements of Operations - Nine Months Ended September 30,
          2001 and 2000 and Period October 1, 1999 (Date of Inception)
          to September 30, 2001 ........................................    5

         Statements of Cash Flows - Nine Months Ended September 30,
          2001 and  2000 and Period October 1, 1999 (Date of Inception)
          to September 30, 2001 .......................................     6

         Notes to Financial Statements - September 30, 2001.............    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   12

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk.........   17

PART II.

ITEM 6.  Exhibits and Reports on Form 8-K...............................  18

         SIGNATURES.....................................................  18

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                                 Balance Sheets

                                                                                   September 30,           December 31,
                                                                                        2001                   2000
                                                                                  --------------           ------------
                                                                                  (Unaudited)
Assets
Current assets:
   Cash                                                                            $   310,481               $        -
   Accounts receivable                                                                  72,225                   39,493
   Prepaid expenses                                                                    107,123                   83,706
   Prepaid royalties to Sylvan                                                         858,011                        -
                                                                                   -----------               ----------
Total current assets                                                                 1,347,840                  123,199

Property and equipment:
   Furniture and equipment                                                           1,466,969                1,688,540
   Software                                                                          2,017,253                1,693,633
   Educational content                                                               1,337,098                  752,938
   Leasehold improvements                                                                4,374                  187,735
                                                                                   -----------               ----------
                                                                                     4,825,694                4,322,846
   Accumulated depreciation                                                         (1,908,846)                (681,763)
                                                                                   -----------               ----------
                                                                                     2,916,848                3,641,083

Intangible assets:
   Participation agreements, net of accumulated amortization of $178,827             1,967,096                        -
Deferred stock issuance costs                                                                -                  706,920
Other assets                                                                                 -                    7,246
                                                                                   -----------               ----------
Total assets                                                                       $ 6,231,784               $4,478,448
                                                                                   ===========               ==========

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                           Balance Sheets (continued)


                                                                                  September 30,          December 31,
                                                                                      2001                  2000
                                                                                  -------------          ------------
                                                                                   (Unaudited)
Liabilities and deficiency of assets
Current liabilities:
   Accounts payable and accrued expenses                                         $  1,759,425            $  2,723,262
   Fees payable to Sylvan                                                           1,140,287                 509,325
   Borrowings under line of credit with Sylvan Ventures                             3,925,739               3,078,699
   Deferred revenue                                                                    97,941                   1,453
                                                                                 ------------            ------------
Total current liabilities                                                           6,923,392               6,312,739

Commitments and contingent liabilities                                                      -                       -

Deficiency of assets:
   Series A Convertible Preferred Stock, par value $.001
      per share - authorized 20,000,000 shares, 10,526,316 shares subscribed; issued and outstanding shares of  8,771,930 as of
      September 30, 2001 and 3,508,772 as of December 31, 2000                         10,526                  10,526
   Class A Convertible Common Stock, par value $.001
      per share - authorized 10,000,000 shares, issued and
      outstanding shares of 2,452,484 at September 30, 2001 and none
      at December 31, 2000                                                              2,452                       -
   Common stock, par value $.001 per share - authorized
      70,000,000 shares, 14,000,000 shares issued and outstanding at
      September 30, 2001 and December 31, 2000                                         14,000                  14,000
   Additional paid-in capital                                                      24,019,228              22,755,913
   Less:  Subscription receivable for Series A Convertible
      Preferred Stock                                                              (3,333,334)            (13,333,334)
                                                                                 ------------            ------------
                                                                                   20,712,872               9,447,105
   Accumulated deficit                                                            (21,404,480)            (11,281,396)
                                                                                 ------------            ------------
Total deficiency of assets                                                           (691,608)             (1,834,291)
                                                                                 ------------            ------------
Total liabilities and deficiency of assets                                       $  6,231,784            $  4,478,448
                                                                                 ============            ============


See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                      Statements of Operations (Unaudited)


                                                Three Months      Three Months
                                                   Ended             Ended
                                               September 30,     September 30,
                                                    2001              2000
                                               -------------     -------------
  Revenues                                      $   137,756      $         -

  Costs and expenses
  Direct costs of services provided                 308,976                -
  Sales and marketing                               192,806          251,566
  General and administrative                      1,518,045        1,597,831
  Research and development                          479,608        1,143,957
  Management services and facilities usage
   charges from Sylvan                              344,486          189,195
                                                -----------      -----------
  Total operating costs and expenses              2,843,921        3,182,549
                                                -----------      -----------

  Loss from operations                           (2,706,165)      (3,182,549)
  Interest and other expenses                        91,100           48,621
                                                -----------      -----------
  Net loss accumulated during the
     development stage                          $(2,797,265)     $(3,231,170)
                                                ===========      ===========

  Basic and diluted loss per common share       $     (0.17)     $     (0.23)
                                                ===========      ===========

See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                Statements of Operations (Unaudited) (continued)

                                                                                              Period October 1,
                                                          Nine Months        Nine Months       1999 (date of
                                                             Ended              Ended        inception) through
                                                          September 30,      September 30,     September 30,
                                                              2001              2000               2001
                                                         ----------------   --------------   ------------------
Revenues                                                   $   198,357      $        -       $    214,278

Costs and expenses
Direct costs of services provided                              789,122               -            940,369
Sales and marketing                                          1,208,476         338,993          2,290,907
General and administrative                                   5,129,064       3,323,092         11,395,349
Research and development                                     1,970,976       3,016,545          6,906,187
Management services and facilities usage charges
  from Sylvan                                                  903,698         189,194          1,432,984
Allocated indirect overhead costs from Sylvan                        -         205,196            424,818
                                                          ------------     -----------        ------------
Total operating costs and expenses                          10,001,336       7,073,020         23,390,614
                                                          ------------     -----------        ------------

Loss from operations                                        (9,802,979)     (7,073,020)       (23,176,336)
Interest and other expenses                                    320,105          48,621            447,705
                                                          ------------     -----------        ------------
Loss accumulated during the development stage              (10,123,084)     (7,121,641)       (23,624,041)

Allocated income tax benefit                                         -       1,516,117           1,768,454
                                                          ------------     -----------        ------------
Net loss accumulated during the development stage         $(10,123,084)    $(5,605,524)       $(21,855,587)
                                                          ============     ===========        ============

Basic and diluted loss per common share                   $      (0.64)    $     (1.18)       $      (2.30)
                                                          ------------     -----------        ------------


See accompanying notes
                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC.
                        and a Development Stage Company)

                      Statements of Cash Flows (Unaudited)


                                                                                                                    Period
                                                                                                                October 1, 1999
                                                                      Nine Months            Nine Months       (date of inception)
                                                                         Ended                  Ended                through
                                                                  September 30, 2001     September 30, 2000    September 30, 2001
                                                                --------------------   --------------------    -------------------
    Operating activities
    Net loss                                                        $(10,123,084)           $(5,605,524)          $(21,855,587)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                                  1,610,462                190,863              2,292,225
        Allocated income tax benefit                                           -             (1,516,117)            (1,768,454)
        Changes in operating assets and liabilities:
          Accounts receivable                                            (32,732)                     -                (72,225)
          Prepaid expenses and royalties                                (881,428)               (61,280)              (965,134)
          Other assets                                                     7,246                 (4,294)                     -
          Accounts payable and accrued expenses                         (963,837)             1,658,051              1,759,425
          Fees payable to Sylvan                                         630,962                189,194              1,140,287
          Deferred revenue                                                96,488                      -                 97,941
                                                                    ------------            -----------           ------------
    Net cash used in operating activities                             (9,655,923)            (5,149,107)           (19,371,522)
                                                                    ------------            -----------           ------------

    Investing activities
    Purchase of property and equipment                                  (818,735)            (3,389,431)            (5,141,581)
    Proceeds from disposal of property and equipment                     111,335                      -                111,335
                                                                    ------------            -----------           ------------
    Net cash used in investing activities                               (707,400)            (3,389,431)            (5,030,246)
                                                                    ------------            -----------           ------------
    Financing activities
    Payment of direct costs incurred in connection with
       Class A Common Stock offering                                    (173,236)              (512,390)              (880,156)
    Proceeds from borrowings under line of credit with
       Sylvan Ventures                                                10,847,040              4,741,370             20,592,405
    Payments on line of credit with Sylvan
       Ventures                                                      (10,000,000)            (3,333,333)           (16,666,666)
    Sale of Series A Preferred Stock to Sylvan Ventures               10,000,000              3,333,333             16,666,666
    Cash expenditures by Sylvan made on the Company's
       behalf and accounted for as capital contributions                       -              4,388,996              5,000,000
                                                                    ------------            -----------           ------------
    Net cash provided by financing activities                         10,673,804              8,617,976             24,712,249
                                                                    ------------            -----------           ------------
    Net change in cash and cash equivalents and cash and
       cash equivalents at end of period                            $    310,481            $    79,438           $    310,481
                                                                    ------------            -----------           ------------


See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (Unaudited)

                               September 30, 2001

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation formats. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

Since inception, the Company's activities have consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, limited revenues have been earned, and the Company is considered a development stage company at September 30, 2001.

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

During the period from October 1, 1999 through June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company and Sylvan estimated that the tax benefits realized by Sylvan arising from the Company's operations during the nine months ended September 30, 2000 equaled $1,516,117, and for the period October 1, 1999 (date of inception ) through September 30, 2000 equaled $1,768,454. No tax benefit was realized by Sylvan during the three months ended September 30, 2000.

Commencing July 1, 2000, Sylvan did not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three and nine month periods September 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forward.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (Unaudited)

3.  Issuance of Class A Convertible Common Stock

During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A Convertible Common Stock ("Class A") to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages.

On March 30, 2001, the Company distributed 2,452,484 shares of Class A Common Stock pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon issuance $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At September 30, 2001, accumulated amortization totaled $178,827.

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

4.  Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it will sell 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription will be paid in six separate closings that will occur at the end of each calendar quarter between September 30, 2000 and December 31, 2001. During the nine months ended September 30, 2001, 5,263,158 shares were issued for aggregate consideration of $10,000,000.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (Unaudited)

5.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:



                                                                      Three Months               Three Months
                                                                          Ended                     Ended
                                                                   September 30, 2001         September 30, 2000
                                                                   ------------------         ------------------
Net loss accumulated during the development stage                     $(2,797,265)                $(3,231,170)
                                                                      ===========                 ===========

Weighted-average common and Class A common shares
   outstanding during the period                                       16,452,484                  14,000,000
Dilutive effect of subscribed and unissued preferred
   stock                                                                        -                           -
                                                                      -----------                 -----------
Shares used in computations                                            16,452,484                  14,000,000
                                                                      ===========                 ===========

Basic and diluted loss per common share                               $     (0.17)                $     (0.23)
                                                                      ===========                 ===========



                                                                                                                    Period
                                                                                                          October 1, 1999 (date of
                                                      Nine Months                  Nine Months                   inception)
                                                         Ended                        Ended                        through
                                                   September 30, 2001           September 30, 2000           September 30, 2001
                                                   ------------------           ------------------        ------------------------
Net loss accumulated during the development
   stage                                             $(10,123,084)                 $(5,605,524)                $(21,855,587)
                                                     ============                  ===========                 ============

Weighted-average common and Class A common
   shares outstanding during the period                15,913,477                    4,751,825                    9,499,149
Dilutive effect of subscribed and unissued
   preferred stock                                              -                            -                            -
                                                     ------------                  -----------                 ------------
Shares used in computations                          $ 15,913,477                  $ 4,751,825                 $  9,499,149
                                                     ============                  ===========                 ============
Basic and diluted loss per common share              $      (0.64)                 $     (1.18)                $      (2.30)
                                                     ============                  ===========                 ============


Basic and diluted loss per common share are equal because the assumed conversion of preferred stock is antidilutive.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (Unaudited)

6.  Liquidity and Capital Resources

For the period October 1, 1999 (date of inception) through September 30, 2001, the Company incurred a net loss of $21,855,587 and used $19,371,522 in cash from operations. The stock purchase agreement with Sylvan Ventures provides for the sale of 10,526,316 shares of Series A Convertible Preferred Stock during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000, of which 8,771,930 shares have been issued as of September 30, 2001 for aggregate consideration of $16,666,666. The Company also has a revolving credit facility with Sylvan Ventures under which it may borrow through December 31, 2001 up to $10,000,000. As of September 30, 2001, $3,925,739 was outstanding under this facility. In addition, Sylvan Ventures and the Company have agreed to $5.4 million of additional funding to the Company on the same terms and price as the Series A Convertible Preferred Stock. At September 30, 2001, none of the additional capital had been advanced.

The Company's operating losses incurred since inception, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional sources of financing. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

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

         The Company is a development stage business and delivers supplemental education to families and children through a variety of applications on the Internet. The Company's lack of operating history makes it difficult to evaluate its business and prospects. The Company's results of operations and future prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment.

Results of Operations

Comparison of results for the three months ended September 30, 2001 to results for the three months ended September 30, 2000

         The Company incurred net losses of $2.8 and $3.2 million for the three-month periods ended September 30, 2001 and 2000, respectively.

         Revenues for the three-month period ended September 30, 2001 were $0.1 million. The Company commenced delivering services to the public in the Mid-Atlantic region and started recognizing revenues in October 2000. Accordingly, the Company had no revenues for the three-month period ended September 30, 2000.

         During the three-month periods ended September 30, 2001 and 2000, the Company incurred $2.9 and $3.2 million, respectively, in operating and other expenses in implementing its business plan.

         Direct costs of services provided for the three-month period ended September 30, 2001 were $0.3 million, consisting primarily of labor for instructional, technical and operations support and installation. The increase was a direct result of the increase in revenues.

         Sales and marketing expenses decreased by $0.1 million to $0.2 million for the three months ended September 30, 2001 from $0.3 million for the three months ended September 30, 2000. Sales and marketing costs are incurred to establish and grow the "eSylvan" brand, including costs to produce materials and media for marketing campaigns.

         General and administrative expenses decreased by $0.1 million to $1.5 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The decrease in general and administrative expenses resulted from additional functions being performed by Sylvan and led to an increase in management services and facilities usage charges from Sylvan.

         Research and development expenses decreased by $0.6 million to $0.5 million for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000. The decrease in research and development expenses is attributable to the fact that the development of the Company's on-line tutoring technical infrastructure is nearing completion.

         Management services and facility usage charges from Sylvan increased by $0.1 million to $0.3 million for the three months ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000. Under a services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. During 2001, the Company has increased its reliance on Sylvan to perform these services, which has resulted in an increase in the charges.

         Interest and other expenses increased $0.1 million to $0.1 million for the three months ended September 30, 2001, as a result of increased borrowings under the line of credit with Sylvan Ventures.

Comparison of results for the nine months ended September 30, 2001 to results for the nine months ended September 30, 2000

         The Company incurred net losses of $10.1 and $5.6 million for the nine-month periods ended September 30, 2001 2000, respectively.

         Revenues for the nine-month period ended September 30, 2001 were $0.2 million. The Company had no revenues during the nine-month period ended September 30, 2000 as it did not commence delivering services until October 2000.

         During the nine-month periods ended September 30, 2001 and 2000, the Company incurred $10.0 and $7.1 million, respectively, in operating and other expenses in implementing its business plan.

         Direct costs of services provided for the nine-month period ended September 30, 2001 were $0.8 million, consisting primarily of labor for instructional, technical and operations support and installation. The increase was a direct result of the increase in revenues.

         Sales and marketing expenses increased by $0.9 million to $1.2 million for the nine months ended September 30, 2001 from $0.3 million for the nine months ended September 30, 2000. Sales and marketing costs are incurred to establish and grow the "eSylvan" brand, including costs to produce materials and media for marketing campaigns.

         General and administrative expenses increased by $1.8 million to $5.1 million for the nine months ended September 30, 2001 from $3.3 million for the nine months ended September 30, 2000. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The increase in general and administrative expenses resulted from additional personnel and other costs incurred to develop administrative and operations support systems.

         Research and development expenses decreased by $1.0 million to $2.0 million for the nine months ended September 30, 2001 from $3.0 million for the nine months ended September 30, 2000. The decrease in research and development expenses is attributable to the fact that the development of the Company's on-line tutoring technical infrastructure began nearing completion during the nine month period.

         Management services and facility usage charges from Sylvan increased by $0.7 million to $0.9 million for the nine months ended September 30, 2001 from $0.2 million for the nine months ended September 30, 2000. Under a services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. During 2001, the Company has increased its reliance on Sylvan to perform these services, which has resulted in an increase in the charges.

         Allocated indirect overhead costs from Sylvan decreased by $0.2 million to $0 for the nine months ended September 30, 2001 from $0.2 million for the nine months ended September 30, 2000. Beginning June 30, 2000, upon the transfer of ownership of the Company from Sylvan to Sylvan Ventures and the adoption of the management services agreement with Sylvan, indirect overhead costs were no longer allocated to the Company.

         Interest and other expenses increased $0.3 million to $0.3 million for the nine months ended September 30, 2001 as a result of increased borrowings under the line of credit with Sylvan Ventures.

         During the period October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of consolidating the Company's operations in its consolidated income tax return. Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to the Company's operations as a result of the transfer of Sylvan's ownership in the Company to Sylvan Ventures on June 30, 2000. For the nine months ended September 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets, which results from the inability to determine the realizability of the net operation loss carryforward. For the nine-month period ended September 30, 2000, the Company recorded tax benefits under this agreement of $1.5 million.

Liquidity and Capital Resources

         Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2001 compared to $5.1 million for the nine months ended September 30, 2000. The increase in cash used in operating activities during the nine months ended September 30, 2001 resulted primarily from an increase in the net loss of $4.5 million and the $0.9 million prepayment of royalties in April 2001. Capital expenditures during the nine months ended September 30, 2001 were $0.8 million, consisting primarily of expenditures for educational content and software. Capital expenditures for the nine months ended September 30, 2000 were $3.4 million, consisting primarily of computer and related equipment, educational content and software.

         On June 30, 2000, the Company entered into a revolving credit note with Sylvan Ventures pursuant to which it may borrow up to $10 million. This note bears interest on the unpaid principal balance equal to the prime lending rate and terminates on December 31, 2001. As of September 30, 2001, $3.9 million was due under this note.

         The Company entered into a stock purchase agreement with Sylvan Ventures under which it has agreed to issue an aggregate of 10,526,316 shares of Series A convertible preferred stock in six closings. These closings will be held on the last day of each fiscal quarter through December 31, 2001, for an aggregate price of $20 million, which represents a price per share of $1.90. As of September 30, 2001, the Company had issued 8,771,930 shares of Series A convertible preferred stock to Sylvan Ventures for aggregate proceeds of $16.7 million. For the nine months ended September 30, 2001, the Company issued 5,263,158 shares of Series A convertible preferred stock to Sylvan Ventures for aggregate proceeds of $10.0 million. The $10.0 million in proceeds from the Series A preferred stock was used to fund operations of the Company.

         Sylvan Ventures authorized an additional investment of $5.4 million to support the Company's operations through December 31, 2001. Sylvan Ventures and the Company have agreed that Sylvan Ventures' additional investment will be on the same terms and price as the Series A Convertible Preferred Stock. As of September 30, 2001, none of the additional capital had been advanced.

         During 2000, the Company filed a Registration Statement on Form S-1 for the registration of up to 3,000,000 shares of Class A Convertible Common Stock to be issued to Sylvan Learning Center franchisees participating in the offering. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages.

         On March 30, 2001, the Company distributed 2,452,484 shares of Class A Common Stock with an effective date of March 2, 2001 pursuant to the receipt of executed participation agreements from certain Sylvan Learning Center franchisees. These participation agreements provide for the franchisee's support of the Company's Internet-based delivery of educational services. The Company has capitalized the fair value of the shares distributed as an intangible asset and is amortizing these costs over its estimated useful life of six years. Upon distribution, $880,156 of deferred stock issuance costs were reclassed and recorded as a reduction of additional paid in capital.

         On April 6, 2001, the Company made a payment of $0.35 cents per share, or an aggregate amount of $858,385, to the stock transfer agent to be distributed to the Sylvan Learning Center franchisees who participated in the offering of the Class A Common Stock. The cash payment has been recorded as prepaid royalties to Sylvan at September 30, 2001, as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan.

         The Company expects to incur significant negative cash flow from operations for the foreseeable future. Although the Company believes that its line of credit with Sylvan Ventures, the $5.4 million additional funding commitment from Sylvan Ventures, and the closings on the sale of Series A convertible preferred stock to Sylvan Ventures will satisfy its cash requirements through December 31, 2001, the Company does not expect that the current resources will be sufficient to support its growth and operations until the Company is profitable. The Company cannot guarantee that it will be able to raise additional funds, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture's voting control over it. The Company is unable to predict the amount of additional financing it will need after December 31, 2001 because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed herein. The Company's failure to raise the funds necessary to establish and grow the business would have a material adverse effect on the business and the Company's ability to generate and grow revenues. If the Company raises funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution.

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

         The Company's revolving credit facility with Sylvan Ventures bears interest at a variable rate, and the fair value of this instrument is not significantly affected by changes in market interest rates. At September 30, 2001, a 100 basis point increase in interest rates would have increased the net loss by approximately $50,000 over any 12-month period.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                            eSylvan, Inc.



Date: November 14, 2001                     /s/ David S. Graves
                                            ---------------------
                                            David S. Graves
                                            President

                                            /s/ Barry Offutt
                                            ---------------------
                                            Barry Offutt
                                            Chief Financial Officer