Form 10-K
period 2001-12-31
ESYLVAN INC
filed 2002-03-29
CIK 1113605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                 ----------------------------------------------
                                       or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   --------------------- ---------------------
                        Commission file number: 333-42530

             ------------------------------------------------------

                                  eSylvan, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Maryland                             52-2257470
 -------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer
                                                                  Identification No.)

               506 South Central Avenue, Baltimore, Maryland 21202
            --------------------------------------------------------
               (Address of principal executive offices) (ZIP Code)

                                 (410) 843-2622
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name Of Each Exchange
                     Title Of Each Class   On Which Registered
                     -------------------   -------------------
                            None                  None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     On March 25, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, based upon the price at which the Common Stock was sold, was none (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.)

     As of March 25, 2002, the registrant had 14,000,000 outstanding shares of Common Stock and 2,452,484 outstanding shares of Class A Convertible Common Stock.

                                  ESYLVAN, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I.                                                                                                PAGE
ITEM 1.    Business ..................................................................................    3

ITEM 2.    Properties ................................................................................   17

ITEM 3.    Legal Proceedings .........................................................................   18

ITEM 4.    Submission of Matters to a Vote of Securities Holders .....................................   18

PART II.

ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder Matters .................   18

ITEM 6.    Selected Financial Data ...................................................................   18

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................................................   20

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk ................................   24

ITEM 8.    Financial Statements and Supplementary Data ...............................................   25

ITEM 9.    Changes In and Disagreements with Accountants and Accounting
           and Financial Disclosure ..................................................................   25

PART III.

ITEM 10.   Directors and Executive Officers of the Registrant ........................................   25

ITEM 11.   Executive Compensation ....................................................................   27

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management ............................   31

ITEM 13.   Certain Relationships and Related Transactions ............................................   31

PART IV.

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................   34

                                     PART I.

ITEM 1:   BUSINESS

Overview

     eSylvan, Inc., (the Company") was incorporated by Sylvan Learning Systems, Inc. ("Sylvan") on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering high quality supplemental education programs to students through internet-based applications. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to a newly formed majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC ("Sylvan Ventures").

     We are a development stage company that delivers individualized supplemental education to families and children via applications on the Internet. Through our fee-based services, we deliver diagnostic and prescriptive instruction in real time. Our services are comparable to services that Sylvan provides in its traditional bricks and mortar learning center environment. Since our inception, we have focused on leveraging our licensed right to use Sylvan intellectual property, including the Sylvan instructional methodology, the Sylvan brand, and our marketing partnership with Sylvan to create various referral opportunities between eSylvan and Sylvan Learning Centers. Using these assets as a foundation, we have made substantial investments in technology and education resources and have developed the capability to provide these services over the internet. In addition to delivering our tutoring services to individual students, we are also conducting a pilot offering of these services to school districts.

     We have launched our website, commenced delivering services to the public and started recognizing revenue in October 2000. Until October 2000, our operations consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet education industry opportunities, and the development of our technical and operational infrastructure.

     We maintain our corporate offices at 506 South Central Avenue, Baltimore, Maryland 21202. Our telephone number is (410) 843-2622. Our Internet Web Site address is http://www.esylvan.com

K through 12 Distance Learning Through the Internet

We believe that the broad accessibility of the Internet and its real-time interactive nature make it an ideal platform for K through12 distance learning. Learning online encourages students to participate in classes and activities at times that are convenient for them from a variety of geographic locations, particularly their own homes. Online learning allows both students and parents additional flexibility by eliminating transportation requirements. According to a Nielsen/Net Ratings report issued in January 2002, consumers now spend 2.3 billion hours online each month. We believe that growth in internet usage provides a rapidly expanding market for distance learning. In order to meet this demand, we believe that education providers face several challenges in delivering education over the Internet. We believe that effective online learning requires that students receive:

..  Comparable experience and results to in-person learning
..  Access to content
..  Access to qualified teachers and tutors
..  The ability to track results

The eSylvan solution

     We offer two- or three-to-one, diagnostic and prescriptive instruction over the Internet for students who are seeking a highly individualized and convenient program of supplemental academic help. By providing instructional services at home, eSylvan makes the tutoring process more convenient for both the student and the parent, because instructional sessions are conducted without the need to drive. Modeled after Sylvan's center-based program, our Internet-based program requires from four to six months to complete and generally comprises 40 to 60 hours of instruction. We provide instruction on average twice a week in one-hour sessions, and our Academic Directors schedule parent conferences periodically during the program. Throughout a student's course of study, we test students using specially designed mastery tests, and we share the results with parents on an ongoing basis. We offer our online tutoring programs at prices that are comparable to the prices of similar programs offered by most private tutors and learning centers.

     Each of our teachers is a certified teacher who completes a formalized training program prior to teaching their initial student session. This ensures that the quality of our services are consistent from teacher to teacher and allows us to offer our parents a guarantee. eSylvan guarantees that each math and reading student will progress one full grade-level equivalent in 36 hours of instruction, or we will provide 12 additional hours of instruction at no additional charge.

Content

     We use tutoring content for our core reading and math programs based upon Sylvan's Individual Learning Objectives (ILO) tutoring curricula. The ILO tutoring curricula provide a measurable academic outcome from a series of activities or curriculum based programs and has been tested and proven to be effective through 22 years in the market covering more than one million students. We have spent a significant portion of our efforts to date in converting the ILO curricula into an internet-deliverable format. Given the breadth of the offerings available from Sylvan and the expansion of these offerings that we have done to date we are not dependent upon other third parties for educational content.

Marketing

     Our customer acquisition and retention strategy includes the following marketing activities:

     . Direct Response Marketing. The majority of our students currently come to us through our on-line marketing campaigns. Utilizing knowledge gained through our efforts to date and through Sylvan's experiences, we have established a network of providers of web based advertising and are constantly working to refine this network to ensure that we are obtaining the highest quality audience at the lowest possible cost. We may expand our sources of students in the future through efforts in other media areas that may include radio, television and print as well as direct mail. We also believe that as we expand our student population that we will see significant numbers of referrals from our current and former students.

     . Sylvan Referrals and Cross Marketing. We intend to capitalize upon the distribution strengths of Sylvan to pursue referrals from Sylvan's system of products and services. We intend to pursue cross-promotion opportunities with existing and former Sylvan customers in cross-referral relationships developed with Sylvan's franchised learning centers.

     . Marketing Relationships. We believe that we have an opportunity to establish ourselves as the educational services provider of choice for other websites that also target the K through 12th grade market, our selected demographic. We can work with potential partners to provide a revenue sharing or referral fee based payment for students referred to us from the partners' web sites. We believe this will result in a mutually beneficial relationship as our partners can expand the nature of services provided to their visitors and receive a fee for referrals while we gain highly desirable leads for potential customers.

Technology

     Our service offerings are supported by a technical infrastructure developed to provide effective interaction over the Internet for students and instructors and an operational support environment for effective business operation. Our technical infrastructure includes commercial technologies that have been integrated by our technology staff with some outsourcing to consulting firms.

     The primary interface to our learning environment is a personal computer equipped with a 56K modem connection to the Internet. We supply each student and instructor with an audio headset, a microphone and a special pen-shaped mouse. All these components are commonly available retail products. Students gain access to our online program by entering our website where information on learning programs is presented. When registered for a learning program, students interact with instructors in real time through an audio/visual session, where existing technologies permit simultaneous voice and data transmission over the Internet connection. This learning environment permits the instructor to control a tutoring session for up to three students per session. Instructors can present curriculum associated content on a whiteboard on the student's computer, which both parties can simultaneously reference and markup or annotate. The whiteboard may also be used without content so that either party in the session can use freeform drawing tools for illustration purposes. In addition to our technical infrastructure, we also have licensed access to technology based solutions developed by Sylvan. Included in this licensed technology are the following key items:

     . Teach 2000. The Teach 2000 software delivers content on demand in the learning center environment and tracks the instructional delivery process as teachers and students work through a personalized instruction plan. Based on this software, we have developed an application to provide a complete learning environment for students and instructors that can be accessed through the Internet.

     . Shortcut to Success/Sylvan Automated Assessment System. STS/SAAS delivers and scores a variety of tests for students that enroll at Sylvan. These software systems are seamlessly integrated to deliver diagnostic and prescriptive tests that pinpoint a student's skill gaps, analyze a student's test results to prepare a personalized instruction profile and create initial and on-going parent conference reports to monitor progress. We have licensed this program from Sylvan and adopted it for use on the Internet.

     Together, these two pieces of software allow us to create unique programs for each student and to track student progress as the programs are delivered to students. U.S. patents are pending for these proprietary software programs. Sylvan will hold the patents and the software will be used under license from Sylvan.

We have also developed and continue to develop several administrative applications to support our learning environment. Our customer relationship management system permits us to retrieve student-specific data including specific tutoring session schedules.

Competition

     We believe that the key competitive factors in our market are:

     .    Technology, expertise and capabilities
     .    Brand recognition
     .    Content and instructional methodology
     .    Access to capital

We compete in the tutoring market against both traditional bricks and mortar providers of educational services and companies that are implementing an online business plan.

     . Individual Tutors. We compete with individual home tutors who serve high-income families. In most geographic areas, individual tutors form the largest share of the tutoring market. We may also compete with state and local education agencies that fund individual tutoring. Our experience to date indicates we do not substantially compete with traditional Sylvan Learning Centers who serve a segment of the market highly desirous of face-to-face services.

     . Online Providers. We compete with several companies that currently participate in the online tutoring market. Further, we expect that many existing bricks and mortar tutoring companies, and others, will begin to distribute their services over the Internet in the near future. We believe that our services differ significantly from those currently offered by these companies. Other online providers currently provide a portion of our services, but we are not aware of any other companies that provide the full range of services that we provide. Current competitors generally provide either a chat-only homework help service, or provide only a whiteboard for instruction with no available assessment, content or measurable results. Others may provide a synchronous access to content, but no live instruction. A variety of models like these, though they differ from ours, will compete with us for market share.

     . New Entrants. As Internet and broadband services become more widely deployed in the K through 12 market, we believe new and as yet unidentified companies will enter the market. Traditional media companies and rapidly expanding Internet companies represent potential new competition.

     Many of our current and potential competitors have longer operating histories and greater customer or user bases, brand recognition and greater financial, marketing and other resources than we do. In addition, many of these competitors can devote substantially greater resources to product development, marketing and promotional campaigns and website and systems development than we can.

Relationship with Sylvan and Sylvan Ventures

     Sylvan has created eSylvan as a stand-alone corporation to separate its online educational services business plan from Sylvan's other businesses and to facilitate capital raising. Although we have hired a seasoned management team and built a staff, we will continue to be dependent for the foreseeable future upon the resources provided by Sylvan and Sylvan Ventures for the execution of our business plan. Currently, 100% of our funding requirements are derived from commitments from Sylvan Ventures.

Sylvan Learning Centers

     Sylvan seeks to provide educational services with consistent, quantifiable results, and has delivered its core educational services to more than 1.2 million students primarily in grades three through eight over the past 22 years. In 2001, Sylvan provided services to over 140,000 students through its nearly 900 centers in North America. Sylvan offers programs for students of all ages and skill-levels who want to catch up, keep up or get ahead. Sylvan's range of programs includes beginning, academic and accelerated reading; basic math, algebra I and II and geometry; writing and composition; study skills; and SAT/ACT preparation. In addition, Sylvan offers certified high school courses for credit in geometry, algebra I and II, trigonometry, pre-calculus and English 9, 10 and 11.

Services provided to us by Sylvan

Professional Services Agreement

     Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive or pay amounts equal to five percent, up to a maximum of $100, of all revenues received by Sylvan or us, respectively, for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay Sylvan a sales commission of five percent, up to a maximum of $100, of the revenues we receive for the first programs to which such student initially subscribes through the franchisee's center.

     Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a referred student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences (calculated as a salary reimbursement multiplied by 30%). Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

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

License Agreement

     We have entered into a license agreement with Sylvan under which we have licensed certain of the materials that we believe are necessary to implement our business plan as follows:

     . "eSYLVAN," "eSYLVAN.COM", and the associated Internet domain name, "1-800-eSylvan", "SYLVAN", "SYLVAN LEARNING CENTER," "SYLVAN LEARNING CENTERS," "SYLVAN LEARNING SYSTEMS" and such other trade names, trademarks, service marks, associated logos and symbols as may be designated by Sylvan in writing.

     . The Sylvan system, which includes, but is not limited to, Sylvan's proprietary programs, systems and techniques and certain copyrighted materials, all software and computer programs necessary to offer the online educational services and such other content as may be designated by Sylvan in writing.

     . New materials, modifications, enhancements and improvements related to the above (subject to an additional license fee).

     The licenses of Sylvan's trademarks and content as described in the bullets above are limited to use in connection with our Internet business in the United States and Canada. For the duration of this agreement and for one year thereafter, we have agreed not, directly or indirectly, to engage in or compete with any of Sylvan's site based businesses or centers offering certain educational services. For the duration of this agreement and for one year thereafter, Sylvan has agreed not, directly or indirectly, to engage in or compete with any of our fee-based educational services that are provided online to students, other than those services provided online to students at any of Sylvan's site based businesses or centers.

     Under this agreement, we have agreed to co-develop with Sylvan a confidential operations manual, which may be revised by Sylvan from time to time, to govern the use of Sylvan's intellectual property in our business. We have agreed that in order to promote Sylvan's intellectual property in connection with our business, we will expend quarterly at least six percent of our prior quarter's gross revenues on advertising approved by Sylvan.

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

     We have paid Sylvan an initial license fee of $1 million and we have agreed to pay Sylvan a periodic, running royalty equal to four percent of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During 2001 there will be no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for calendar year 2002 of $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by the amounts that we paid to Sylvan franchisees who received shares of our Class A Convertible Common Stock. We have accounted for the payments to Sylvan franchises as prepaid royalties under our agreement with Sylvan.

     This agreement has an initial term of five years and it will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is for the duration of the applicable copyrights and will not otherwise terminate. We have the option to serially renew the agreement for unlimited consecutive five-year terms and no initial license fee will be owned for such renewal terms.

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

Services Agreement

     Sylvan has agreed to provide management services, MIS support services, corporate accounting services, PeopleSoft (database management) services, human resources/payroll services and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement, which had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time on 60 days notice.

Facility Use Agreement

     Sylvan has agreed to provide us with the use of its facilities for a monthly use fee based upon Sylvan's good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan's lease payments. We currently occupy office space pursuant to this agreement. This agreement, which had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time on 60 days notice.

Sylvan Ventures, LLC

     Founded in February 2000, Sylvan Ventures develops and invests in educational technology companies, providing them with access to brands, content and resources of its parent company Sylvan.

Funding provided to us by Sylvan Ventures includes:

     . A revolving line of credit in the amount of $10 million, which originally terminated on December 31, 2001, and has been extended through December 31, 2002. Sylvan Ventures and the Company have agreed that the balance outstanding under the line of credit on December 31, 2001 will be repaid from the proceeds of the sale of Series A preferred stock discussed below.

     . An investment of $20 million in return for 10,526,316 shares of our Series A preferred stock as of December 31, 2001. In February 2002, Sylvan Ventures purchased an additional 4,947,368 shares of our Series A preferred stock for $9.4 million.

Sylvan Learning Center Franchisees

     During December 2000, we filed a Registration Statement on form S-1 for the registration of up to 3,000,000 shares of our Class A Convertible Common Stock to be issued to Sylvan Learning Center franchisees participating in the offering. On March 30, 2001, we issued 2,452,484 shares of Class A Common Stock pursuant to the receipt of executed participation agreements from certain Sylvan Learning Center franchisees that provide for support of the delivery of our services to students living in the relevant franchisees territory. In connection with this offering, we were obligated to pay an amount in cash to each Class A Convertible Common Stock shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, we paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan. We are not able to deliver our services to students in territories for which the relevant franchisee has elected not to participate.

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

Liability for information retrieved from our website and other websites

         Content may be accessed on our website or on other Internet sites that are linked to our website. This content may be downloaded by users and subsequently transmitted to others over the Internet. By providing those links, we may be exposed to claims that we are liable for wrongful actions by the owners of these sites. Claims of this nature have been brought, sometimes successfully, against providers of Internet services. We could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards, which may be offered on our website. We also may be subject to claims, alleging that we, by directly or indirectly providing links to other websites, are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites. The Digital Millennium Copyright Act of 1998 established limited liability for online copyright infringement by online service providers for listing or linking to third party websites that include copyright-infringing materials. Although we hold general liability insurance, that insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in significant expense and cash demands, which would adversely affect operating results and financial condition. Even to the extent that these claims do not result in liability, we could incur significant costs in investigating and defending against these claims, which would also adversely affect our operating results and financial condition.

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

Jurisdictions

         It is possible that, although our transmissions over the Internet will originate primarily in Maryland, the governments of other states might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our prospects, operating results and financial condition. In addition, as we expect to offer our services in multiple states and Canada, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or Cananda. As of the date of this filing, we are not qualified to do business in any state other than Maryland and California, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our prospects, operating results and financial condition.

Employees

         We have approximately 45 full-time and 120 part-time employees. We expect to hire additional full-time employees as we grow our business. Although the competition for skilled employees in the Internet and education industries is intense, we do not now foresee problems in hiring qualified employees to meet our needs. None of our employees is represented by a union. We consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Risks and factors described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

Our technology for the online delivery of tutoring services is new.

         Our online program includes live, voice-based, interactive, three student to one teacher instruction with tutoring curriculum individualized to the student based upon a needs assessment supplemented by rewards for student participation. Although some other companies delivering tutoring services over the Internet have programs that rely on chat or message board homework help, these companies generally do not have programs that include one or more of the key features of our online program. This is primarily because the companies' existing technology is not sufficiently developed to support our program. The key features of our technology are new and have been internally developed. This new technology includes our voice-based interactive instruction, our diagnostic and assessment software and our content search engine. If we fail to integrate such technology to provide reliable service to our customers, if our technology remains incompatible with some of our customer's technology, or if the reliability of our technology decreases as the number of customers in our program increases, we may fail to become profitable.

We have only recently commenced recognizing revenues, our accumulated operating loss since inception is $24.8 million as of December 31, 2001, and we expect to generate significant operating losses and continue to experience negative cash flow for the foreseeable future.

         We launched our website, commenced delivering services to the public and started recognizing revenue in October 2000. As of December 31, 2001, we have generated approximately $476,000 in revenues, and we have incurred expenses and an accumulated net loss of approximately $24.8 million from inception, consisting primarily of research and development, sales and marketing, legal, accounting, consulting, personnel and facilities costs. Our ability to generate revenue will depend on our ability to attract customers to our online educational services and improve our content and technology. We believe that our expenditures for marketing and advertising and personnel will substantially increase over the next year as we shift from organizational activities, the development of our technology and initial market testing to the broad based sale of tutoring services to the public. We also expect to incur substantial expenses in software and computer hardware, tutoring content and professional fees and other areas. Because we are a new entrant to the Internet market, these expenditures may be significantly higher than we anticipate. These expenses are substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside of our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure, our need for additional financing and other factors discussed in this section. Our expenses generally will precede revenues. If these expenses are not followed by sufficient revenues, our business may not become profitable. If online tutoring fails to gain acceptance, it is unlikely that eSylvan will become a viable business.

We have operated as a separate entity for less than two years, and for the foreseeable future we will remain dependent upon our majority stockholder for operational support and financing.

         From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan, from February 3, 2000 to June 29, 2000, we operated as a subsidiary of Sylvan. Since June 30, 2000, we have operated as a majority-owned subsidiary of Sylvan Ventures. Pursuant to separate agreements, Sylvan provides us with facilities, management services, intellectual property, including the eSylvan name, marketing referrals and a website link to the Sylvan website. Our facilities agreement with Sylvan had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time with 60 days notice. Our services agreement with Sylvan had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time with 60 days notice. Our license agreement with Sylvan has an initial term of five years; provided, however, that the license with respect to content is for the duration of the applicable copyrights. We have the option to serially renew the license agreement for unlimited additional five-year terms. Our professional services agreement with Sylvan terminates upon the termination or expiration of the license agreement. Sylvan Ventures has met our financing needs through December 31, 2001, with a $10 million line of credit, which has been extended through December 31, 2002, and the purchase of 10,526,316 shares of our Series A preferred stock for $20 million. In addition, Sylvan Ventures purchased an additional 4,947,368 shares of our Series A preferred stock in February 2002 for $9.4 million. We believe that we cannot replace the services and intellectual property that Sylvan provides to us on reasonable terms, if at all. Accordingly, if Sylvan or Sylvan Ventures terminates its support of our business plan, we may not be able to continue operations, or if we continue operations, we may not become profitable. The terms and conditions of these agreements were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party. We currently have one independent member of our board of directors.

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

We will need additional financing.

         We expect to experience negative cash flow from operations for the foreseeable future. We expect that our available funds will be insufficient to meet our needs for working capital and capital expenditures prior to July 2002. Accordingly, we will need to raise additional funds prior to July 31, 2002. We are unable to predict the exact amount of additional financing we will need because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed under this section. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we fail to secure the necessary financing, we may not be able to continue operations.

Our business strategy is new, evolving, unproven and subject to change and may not generate sufficient revenue opportunities.

         Our business objective is to become the premier provider of online tutoring services to the K through 12 market. Our business strategy is new, evolving and unproven. Due to the rapidly changing nature of the Internet, we are continuously modifying our business strategy and expect to continue to modify our strategy in the future. Our business model assumes that we will be able to attract students and their parents to our fee-based internet tutoring services. Our current business strategy may not be scalable and, if it is not scalable, we may not be able to modify it in a timely and successful manner. In addition, we may not be able to develop successful business strategies to capitalize on opportunities in new and unproven areas.

Consumers may not accept an online source for tutoring services.

         Our success depends on attracting and retaining online consumers. Some factors that could prevent consumer acceptance of online tutoring services, and consequently our ability to generate our revenues, include:

         .   student or parent preference for in-person tutoring relationships,
         .   pricing that does not meet consumer expectations of finding "the lowest price on the Internet," and
         .   lack of consumer awareness of our online presence.

We may fail to retain and integrate key personnel.

         Our success depends upon the key members of our management team. Loss of the services of key members of our senior management team would harm our business. Our senior management may not perform effectively as individuals or work together as a team. If we were to lose members of our management team we may not be able to achieve profitability or raise sufficient capital to allow us to continue our operations.

We may fail to attract qualified employees.

         Our success also depends on our ability to attract, retain and motivate skilled employees, including trained instructors and information technology specialists. Competition for these skilled employees is intense. We expect to experience difficulty in hiring and retaining skilled employees. We have no employment contracts with our employees.

If we do not establish, maintain and strengthen our brand we may not attract customers for our services or generate revenue opportunities.

         We must expend resources to establish the eSylvan brand and promote our services. We are in competition with a number of Internet companies currently seeking to establish their names as dominant brands in the online tutoring market. As such, we face competition for placement of our advertising on web sites that attract the appropriate prospects for our services and will also face additional expenses should we decide to expand our marketing efforts to radio, television and print media.

         We will pursue an aggressive web based direct response marketing campaign to establish, maintain and grow our brand. Our other advertising efforts will also be designed to strengthen our brand. Although we commenced operations in October 2000, we have incurred $3.3 million in sales and marketing expenses to date through December 31, 2001. In addition, we expect substantial increases in such expenditures to support our business plan. We expect that the funds for these efforts will be provided through the sale of our Series A preferred stock to Sylvan Ventures. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation-Liquidity and Capital Resources." If our promotional efforts are unsuccessful, we may fail to generate sufficient revenues to become profitable.

We face intense competition.

         We compete with numerous providers of tutoring services, including other online companies as well as traditional bricks and mortar tutoring providers. Sylvan Ventures, our majority stockholder, is controlled by Sylvan, a bricks and mortar provider of tutoring services through company-owned and franchised learning centers, and, to the extent that Sylvan's customers find online tutoring to be more convenient, we may compete with Sylvan. Some of our competitors have greater access to capital than we do and may use these resources to engage in aggressive advertising and promotion campaigns such as offering free services to attract new consumers. The current practice of such aggressive advertising and promotion may generate pricing pressures to which we must respond.

         We expect that competition will continue to increase because of the relative ease with which new websites may be developed. Individual tutors, for example, can easily and at low cost establish a rudimentary web presence and compete with us on the Internet in their local markets. Traditional media companies and existing bricks and mortar companies can also establish a web presence with relative ease. The nature of the Internet as an electronic delivery medium for services, which may, among other things, facilitate competitive entry and price comparisons, may also render it inherently more competitive than traditional formats of service delivery. Increased competition may reduce our gross margins, cause us to lose market share, decrease the value of the eSylvan brand and prevent us from generating revenues and becoming profitable.

We may lose users if we do not adapt to rapid technological change and provide tools and features which meet the changing demands of our users.

         The Internet market is characterized by rapidly changing technology, evolving industry standards and frequent new service announcements. We must adopt to our rapidly changing market by continuing to improve the performance, features and reliability of our website and, in particular, its functionality with new versions of web browsers and other platforms. We also could incur substantial costs if we need to modify our services or infrastructure in order to adopt to these changes. If we fail to keep pace with technological advancements, our consumers may not use our services and instead may use competitive services. In addition, we must provide informational content, interactive tools and other features that consumers demand in order to continue to attract and retain our consumer audiences. We have allocated significant resources to improve our software and computer hardware and tutoring content. However, we must properly anticipate, identify and respond to changes in consumer demands. Notwithstanding these planned expenditures, if we fail to respond to changes in consumer demand, expand the scope of our content and services, introduce new services quickly and efficiently, or if our content and services fail to achieve market acceptance, our ability to retain customers and generate revenues could be materially and adversely affected.

We may incur expenses for compensation paid to Sylvan for participating in our program.

         We may incur significant expenses for the consideration we are required to pay to Sylvan if Sylvan provides us with instructors, education developers and other professionals. Specifically, prior to assigning a tutor to a referred student for a diagnostic and prescriptive program, we must request Sylvan to provide a tutor for a committed period for which we reimburse Sylvan for the salary of such tutor at an hourly rate based on the base compensation such person receives, and pay Sylvan a 30% management fee per hour of service. If Sylvan refers instructors to us, we will pay Sylvan a $100 referral fee. The amount of these fees was not determined through arms-length negotiation and such fees may be in excess, perhaps substantially so, of the cost to retain such professionals on the open market from unaffiliated third parties.

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

         Sylvan licensed us the right to use the eSylvan name and its other trademarks and various tutoring content for an initial license fee of $1 million and a periodic, running royalty equal to four percent of our net revenues and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During 2001, there was no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for calendar year 2002 of $400,000. Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by the amounts that we paid to Sylvan franchisees who received shares of our Class A Convertible Common Stock. This agreement has an initial term of five years and it will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is for the duration of the applicable copyrights and will not otherwise terminate. We have the option to renew the agreement for unlimited additional five-year terms and no initial license fee will be owed for such renewal terms. We believe that we cannot replace the intellectual property that Sylvan has licensed to us under this agreement on reasonable terms, if at all. Accordingly, if Sylvan terminates the license agreement, we may not become profitable. The terms and conditions of this agreement were not negotiated on an arms-length basis with Sylvan and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party.

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

Sylvan Ventures' ownership of over 70% of our outstanding voting stock on a fully diluted basis and the presence of interlocking directors and officers could prevent a change of control.

         Sylvan Ventures owns a substantial majority of our outstanding voting stock on a fully diluted basis. Sylvan Ventures is a majority-owned subsidiary of Sylvan. Christopher Hoehn-Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan and chairman, president and a manager of Sylvan Ventures. B. Lee McGee, our senior vice president, treasurer, assistant secretary and director is a managing director, chief financial officer and treasurer of Sylvan Ventures. Robert Zentz, our secretary, assistant treasurer and director is senior vice president and general counsel of Sylvan and secretary of Sylvan Ventures. Peter Cohen, our director and assistant secretary, is president of Sylvan. Susannah Bennett, our assistant secretary, is vice president of Sylvan. As a result, the directors and officers of Sylvan and Sylvan Ventures will be able to control our day-to-day operations and the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our control by Sylvan Ventures and Sylvan and the presence of interlocking directors and officers could create potential conflicts of interest.

Christopher Hoehn-Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan and chairman, president and a manager of Sylvan Ventures. B. Lee McGee, our senior vice president, treasurer, assistant secretary and director is a managing director, chief financial officer and treasurer of Sylvan Ventures. Robert Zentz, our secretary, assistant treasurer and director is vice president and general counsel of Sylvan and secretary of Sylvan Ventures. Peter Cohen, our director and assistant secretary, is president of Sylvan, Susannah Bennett, our assistant secretary, is vice president of Sylvan. Mr. Hoehn-Saric beneficially owns less than five percent and three percent of the outstanding equity securities of Sylvan and Sylvan Ventures, respectively. Each of Messrs. Graves, Offutt, McGee, Zentz and Cohen and Ms. Bennett beneficially owns less than one percent of the outstanding equity securities of Sylvan. Because of these relationships, equity interests and the fact that we currently have only one independent member on our board of directors, our directors and officers have conflicts of interest when making decisions related to transactions between us and Sylvan Ventures or Sylvan. These conflicts of interest include possible competition between Sylvan and us for tutoring customers, the demands for management attention placed upon our executive team by the other companies they serve, whether another company or we should be presented business or financing opportunities that present themselves to our management team and the extent of Sylvan resources that will be made available to us under our agreements with Sylvan for implementation of our business plan. The ability of Sylvan Ventures and Sylvan to control the outcome of matters submitted to stockholders together with the potential conflicts of interest of their affiliates who also serve as our executive officers could adversely affect the operation of our business. In addition, those persons serving as both our officers and key employees and those of Sylvan Ventures and Sylvan have not committed to devote any specific percentage of their business time to us. The competing claims upon each officer's time and energies could divert attention from our affairs, placing additional demands on our resources. The efforts of all or any of these individuals may not be sufficient to meet both our needs and those of Sylvan Ventures and/or Sylvan. If we were deprived of access to the members of our management team, or other personnel, or lost access to these services altogether, we may not be able to meet the objectives set forth in our business plan.

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

         For the foreseeable future, we will substantially rely on the eSylvan.com domain name as a significant means of attracting potential customers to our website. Domain names are registered by a growing number of organizations around the world. Governing authorities could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to prevent others from adopting and using domain names that might result in a diversion of our potential customers to competing websites. While there is a growing number of cases in which "domain name piracy" has been redressed, the law in this area is evolving and not totally effective in preventing use of confusingly similar domain names. While it is possible that others might claim that our own domain name `eSylvan.com' infringes on their rights, we are not aware of any such claim and believe we have the right to maintain and use that domain name. However, if we were subsequently unable to continue using that domain name, we might experience a significant loss of business.

                           FORWARD-LOOKING STATEMENTS

         Many statements made in this filing under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and elsewhere are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "Factors that May Affect Future Results."

ITEM 2:  PROPERTIES

         Our headquarters is located in Baltimore, Maryland. We currently lease our facilities from Sylvan pursuant to a facilities use agreement. See "Business - Services Provided to us by Sylvan." We expect to expand our facilities as our operations grow. We believe that additional space will be available on commercially acceptable terms.

ITEM 3:  LEGAL PROCEEDINGS

         We are not party to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to be voted on by securities holders during the fourth quarter ended December 31, 2001.

PART II.

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         There is no established public trading market for our common stock. 10,526,316 shares of our common stock are subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. None of the shares of our common stock are available for sale under Rule 144. We have agreed to register 70,000,000 shares of our common stock under the Securities Act for sale by our stockholders.

         As of March 25, 2002, there were 14,000,000 shares of our common stock and 2,452,484 shares of Class A Convertible Common Stock outstanding, held by approximately 466 holders of record. We have never declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

         On June 30, 2000, 14,000,000 shares of common stock were sold to Sylvan for cash of $5 million. Subsequent to the purchase of the 14,000,000 shares of common stock, 13,714,286 of those shares were contributed to Sylvan Ventures. On June 30, 2000, 10,526,316 shares of Series A preferred stock was subscribed for purchase by Sylvan Ventures for aggregate proceeds of $20 million issuable and payable equally over the subsequent six quarters beginning September 30, 2000. As of December 31, 2001, all of the shares had been fully paid and were issued and outstanding. During February 2002, Sylvan Ventures purchased an additional 4,947,368 shares of Series A preferred stock for $9.4 million. A portion of the proceeds of this issuance was used to pay the balance outstanding under the line of credit agreement between Sylvan Ventures and the Company.

         Through December 31, 2001, we incurred approximately $880,000 in expenses in connection with the offering of our Class A Convertible common stock to holders of Sylvan franchise license agreements or area development agreements. Through the time of conclusion of this offering, 359 franchisees executed participation agreements, and we were obligated to issue 2,452,484 shares of Class A Convertible common stock and remit $858,385 in exchange for the franchisees' participation in this offering. We issued these shares and paid this amount on March 2, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6:  SELECTED FINANCIAL DATA

         The following table presents the selected financial data of our business. The financial data for all periods presented have been derived from and are qualified by reference to, our audited financial statements included elsewhere in this report.

                                                                                                Period October 1,
                                                                            Period October 1,     1999 (date of
                                                                               1999 (date of       inception)
                                       Year Ended           Year Ended      inception) through      through
                                      December 31,         December 31,        December 31,       December 31,
                                          2001                 2000                1999               2001
                                     ----------------------------------------------------------------------------
Statements of Operations:
Revenues                             $     460,331         $     15,921       $          -         $    476,252
Costs and expenses:
    Direct costs of services
    provided                             1,144,375              151,247                  -            1,295,622
    Sales and marketing                  2,249,905            1,082,431                  -            3,332,336
    General and administrative           6,698,547            5,890,081            376,204           12,964,832
    Research and development             2,326,315            4,883,521             51,690            7,261,526
    Management services and
      facilities usage charges
      from Sylvan                        1,263,587              529,286                  -            1,792,873
    Allocated indirect overhead
      costs                                      -              205,196            219,622              424,818
                                     ----------------------------------------------------------------------------
Total operating costs and
    expenses                            13,682,729           12,741,762            647,516           27,072,007
                                     ----------------------------------------------------------------------------
Loss from operations                  (13,2225,398)         (12,725,841)          (647,516)         (26,595,755)

Non-operating expenses
    (income), net                         (122,362)             127,600                  -                5,238
                                     ----------------------------------------------------------------------------
Loss accumulated during
    development stage                  (13,100,036)         (12,853,441)          (647,516)         (26,600,993)

Allocated income tax benefit                     -            1,516,117            252,337            1,768,454
                                     ----------------------------------------------------------------------------
Net loss accumulated during
    development stage                $ (13,100,036)        $(11,337,324)      $   (395,179)        $(24,832,539)
                                     ============================================================================

Basic and diluted loss per
    common share                     $       (0.82)        $      (1.62)      $        n/a         $      (2.42)
                                     ============================================================================


                                                               As of December 31,
                                                       2001           2000            1999
                                                  -------------------------------------------
                    Balance Sheet Data:

                    Cash and cash
                      equivalents                 $    250,880   $          -       $       -
                    Working capital deficit         (4,735,359)    (6,189,540)        (49,595)
                    Total assets                     5,703,097      4,478,448          13,083
                    Current liabilities              6,038,323      6,312,739          49,595
                    Deficiency of assets              (335,226)    (1,834,291)        (36,512)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operation

         We are a development stage business that delivers individualized supplemental education to families and children via applications on the Internet. We launched our website, commenced delivering services to the public and started recognizing revenue in October 2000. Our lack of operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment. We have no assurance that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

         From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan, from February 3, 2000 to June 29, 2000, we operated as a subsidiary of Sylvan and since June 30, 2000, we have operated as a majority owned subsidiary of Sylvan Ventures. Until October 2000, our operations consisted of organizational activities, research and analysis with respect to the Internet educational services industry, development of our website and identifying and testing key technology. As of December 31, 2001, we have generated minimal revenues, our financial statements show a net loss, and we have incurred expenses and an accumulated operating loss of approximately $24.8 million from inception, consisting primarily of research and development, sales and marketing, legal, accounting, consulting, personnel and facilities costs. Since our inception, Sylvan has provided us with a significant portion of the administrative personnel and services that we have required.

         During 2002, the expenses we expect to incur in connection with the implementation of our business plan include:

         .  Improvement of our website,
         . Improvement of technical infrastructure for online delivery of tutoring services,
         . Improvement of online tutoring content, . Direct marketing, advertising and promotion of the eSylvan brand, . Recruiting and retention of executive, marketing, technical and tutoring personnel,
         .  Administration, and
         .  Legal, accounting and investment related fees.

         As of March 25, 2002, we estimate that we will incur $12 to $15 million in expenditures for marketing and advertising, personnel, professional fees, software, computer hardware, tutoring content, costs of delivering services and other expenses during the year ending December 31, 2002. Because we are a development stage company that commenced operations in October 2000, this estimate is not based on our historical experience. Instead, it is based upon the experience of our management team in the tutoring services industry, our internally developed business plan and strategy and publicly available research concerning our proposed market. Because we have only recently commenced operations, we are updating our business plan, and our internal estimate of the expenses we may incur in the next year, on a weekly and even daily basis to reflect our operating experience. Since this estimate is based upon less than eighteen months of operating experience in a limited market, we believe that we are unable to predict the exact amount of any specific expense and the aggregate amount of such expenses may exceed our estimated range by $5 million or more.

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

         We anticipate that, for the foreseeable future, we will incur substantial operating losses and negative cash flow as we execute our business plan and acquire and integrate the necessary technology, systems and supporting infrastructure, enroll students in our service, develop our brand name, hire employees and contract personnel and expand our business. The extent of these loses will depend, in part, on the amount and rates of growth in our revenue from enrolled students.

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

         Comparison of results for the year ended December 31, 2001 to results for the year ended December 31, 2000

         We incurred net losses of $13.1 and $11.3 million for the years ended December 31, 2001 and 2000, respectively.

         Revenues for the year ended December 31, 2001 were $460,000. We had revenues of $16,000 during the year ended December 31, 2000, as we did not commence delivering services until October 2000.

         During the years ended December 31, 2001 and 2000, we incurred $13.7 and $12.7 million, respectively, in operating and other expenses in implementing our business plan.

         Direct costs of services provided increased by $993,000 to $1.1 million for the year ended December 31, 2001 from $151,000 for the year ended December 31, 2000. These costs consist primarily of labor for instructional, technical and operations support related to providing instructional services to our students. The increase was a direct result of the increase in revenues.

         Sales and marketing expenses increased by $1.1 million to $2.2 million for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. Sales and marketing costs are incurred to establish and grow the "eSylvan" brand. The primary costs incurred were related to advertising on various third-party web sites and internet-based newsletters and labor costs related to converting the leads generated from the advertising campaigns into enrollments. The increase in sales and marketing costs was a result of promoting our product for a the full year in 2001 versus a partial year in 2000.

         General and administrative expenses increased by $800,000 to $6.7 million for the year ended December 31, 2001 from $5.9 million for the year ended December 31, 2000. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The increase in general and administrative expenses resulted from additional personnel and other costs incurred to develop and expand administrative and operations support systems and services.

         Research and development expenses decreased by $2.6 million to $2.3 million for the year ended December 31, 2001 from $4.9 million for the year ended December 31, 2000. The decrease in research and development expenses is attributable to the fact that the development of our online tutoring technical infrastructure was more intensive during the period prior to the initial launch of our tutoring services in late 2000.

         Management services and facility usage charges from Sylvan increased by $734,000 to $1.3 million for the year ended December 31, 2001 from $529,000 for the year ended December 31, 2000. Under a services agreement with Sylvan, which commenced in July 2000, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to us. During 2001, the agreements were in place for the full year, versus six months in the prior year. Additionally, as our business activities have expanded, we have increased our utilization of these services thereby resulting in an increase in the charges.

         Allocated indirect overhead costs from Sylvan decreased by $200,000 to none for the year ended December 31, 2001 from $200,000 for the year ended December 31, 2000. Beginning June 30, 2000, upon the transfer of ownership of the Company from Sylvan to Sylvan Ventures and the adoption of the management services agreement with Sylvan, indirect overhead costs were no longer allocated to us.

         During the period October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to us of any tax benefits realized by Sylvan as a result of including our operations in its consolidated income tax return. Commencing July 1, 2000, Sylvan could not realize income tax benefits attributable to our operations as a result of the transfer of Sylvan's ownership in us to Sylvan Ventures. For the year ended December 31, 2000, we recorded tax benefits of $1.5 million under this agreement, related to the period from January 1, 2000 to June 30, 2000. For the periods subsequent to June 30, 2000, we have not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets. This results primarily from the inability to determine the realization of the net operation loss carryforwards generated in those periods.

Liquidity And Capital Resources

         Net cash used in operating activities was $12.6 million in 2001 compared to $9.1 million in 2000. The 2001 cash used in operating activities resulted primarily from the net loss of $13.1 million, the reduction in accounts payable and accrued expenses of $1.7 million and the payment of certain fees to Sylvan totaling $300,000. These items were partially offset by non-cash depreciation and amortization expense of $2.2 million. The 2000 cash used in operating activities resulted primarily from the net loss of $11.1 million partially offset by an increase in accounts payable and accrued expenses of $2.7 million.

         Capital expenditures during 2001 and 2000 were $900,000 and $4.3 million, respectively consisting primarily of increases in software and educational content during 2001. Expenditures during 2000 consisted primarily of increases in software and educational content of $2.4 million and computer equipment and furnishings of $1.7 million.

         Our operations and capital requirements were funded by Sylvan from inception to June 30, 2000 and by Sylvan Ventures from July 1, 2000 to December 31, 2001.

         On June 30, 2000, we entered into a revolving credit note with Sylvan Ventures pursuant to which we may borrow up to $10 million. The revolving credit note expires on December 31, 2002. As of December 31, 2001, $4.5 million was due under this note. The note is non-interest bearing.

         On June 30, 2000, we also entered into an agreement with Sylvan Ventures under which we agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in six closings. These closings were held on the last day of each fiscal quarter through December 31, 2001, for an aggregate price of $20 million, which represents a price per share of $1.90. As of December 31, 2000, we had issued 3,508,772 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $6.7 million and as of December 31, 2001 we have issued 10,526,316 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $20 million. Subsequent to December 31, 2001, the Company and Sylvan Ventures entered into an additional agreement under which Sylvan Ventures would acquire an additional 4,947,368 shares of our Series A preferred stock for $9.4 million which also represents a price per share of $1.90. A portion of the proceeds from this sale will be used to repay the balance outstanding on the revolving credit note discussed above, with the balance available to fund operations.

         We lease certain equipment from Sylvan under an operating lease dated October 1, 2000. The lease expires on September 30, 2003. Future minimum payments under this arrangement are $270,127 for 2002 and $202,954 for 2003.

         We have authorized the issuance of 10,000,000 shares of $.001 par value Class A Convertible Common Stock. On December 14, 2000, we filed a Form S-1 Registration Statement with the Securities and Exchange Commission in connection with the offering of up to 3,000,000 shares of Class A Convertible Common Stock to certain holders of Sylvan franchise license agreements or area development agreements. On March 2, 2001 the offer to issue shares was finalized and on March 30, 2001 we issued 2,452,484 shares of Class A Convertible Common Stock to Sylvan franchisees and remitted $858,385 to the holders of the Class A shares. We received no cash consideration for the Class A Convertible Common Stock issued to franchisees, instead the investors received a cash payment of $0.35 per share in exchange for execution of the participation agreement, which requires that the franchisee support our business plan. On March 2, 2001, we closed on this offering upon receipt of participation agreements and requests to issue an aggregate of 2,452,484 shares of Class A Convertible Common Stock to franchisees and the related payment of $858,385.

         We expect to incur significant negative cash flow from operations for the foreseeable future. Although we believe that the closings on our sale of Series A preferred stock to Sylvan Ventures will satisfy the majority of our cash needs through July 31, 2002, we do not expect that our current resources will be sufficient to support our growth and operations until we are profitable. We expect that we will need to raise additional capital or other financing prior to July 31, 2002. We cannot guarantee that we will be able to raise additional funds, or, if we can, that we will be able to do so on terms that we deem acceptable. In particular, potential investors may be unwilling to invest in us due to Sylvan Venture's voting control over us. We are unable to predict the amount of additional financing we will need prior to July 31, 2002 because such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure and other factors discussed herein and under the heading "Factors That May Affect Future Results." Our failure to raise the funds necessary to establish and grow our business would have a material adverse effect on our business and our ability to generate and grow revenues. If we raise funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution.

         Our current and projected operating losses and limited funding raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No.144 Supercedes Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. We will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. Statement No. 144 retains the requirements of Statement No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. We do not believe that the adoption of the new standard will have a material impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are more fully described in Note 1 of the Notes to Financial Statements. As discussed in this note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Participation Agreements

     The fair value of the participation agreements was determined based on the fair value of the underlying Class A Convertible Common Stock that we issued in exchange for the executed agreements. The assumptions used to calculate the fair value of these securities included estimates of future operating results and cash flows as well as discount rates based on specifically identified risks and assumptions about our weighted average cost of capital. The assigned useful life of the participation agreements of six years is based upon the estimated weighted-average useful five of the agreements, which was determined based on an analysis of the historical useful life of Sylvan franchise agreements.

     If we used different assumptions and estimates in the calculation of the fair value of the underlying securities and the estimation of the related useful life, the amounts allocated to this asset, as well as the related amortization expense, would have been significantly different than the amounts recorded.

Impairment of Participation Agreements

     In assessing the recoverability of the participation agreements, we must make assumptions regarding estimated future cash flows and other factors to determine its current fair value. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge for this asset not previously recorded.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to market risks primarily through changes in interest rates. We do not utilize derivatives and therefore exposure to market risks is managed through our regular operating and financing activities.

     The Company's revolving credit facility with Sylvan Ventures represents its only significant financial instrument and does not bear interest.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)    1.   Financial Statements.

                 The information required by this Item is set forth on pages F-1 to F-26.

     (b)    2.   Supplementary Data.

                 Not Applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III.

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     Our directors and executive officers are as follows:

Name                             Age     Principal Positions
----                             ---     -------------------
R. Christopher Hoehn-Saric       39      Chairman and Co-Chief Executive Officer
David S. Graves                  44      President and Chief Operating Officer
Barry C. Offutt                  40      Vice President and Chief Financial Officer
B. Lee McGee                     46      Senior Vice President, Treasurer, Assistant
                                         Secretary and Director
Robert W. Zentz                  47      Secretary, Assistant Treasurer and Director
Anna T. Parmer                   32      Vice President of Technology
Catherine Killian                43      Vice President of Sales
Stuart A. Finnigan               51      Vice President of Operations
Susannah Bennett                 36      Assistant Secretary
Peter Cohen                      47      Assistant Secretary and Director
Barry E. Miller                  52      Director
Beth J. Kaplan                   43      Director


     R. Christopher Hoehn-Saric has served as our chairman since inception and as a director since June 30, 2000. He has been president, chief executive officer and director of Sylvan Ventures, LLC, our majority stockholder, since 2000, and a principal in Sterling Capital, Ltd. ("Sterling"), the investment partnership that led the 1986 acquisition of the predecessor to Sylvan Learning Systems, Inc. since prior to 1986. Mr. Hoehn-Saric was co-chief executive officer of Sylvan Learning Systems, Inc. from 1993 to June 2000 and was president of Sylvan from 1988 to 1992. Before becoming Sylvan's president, Mr. Hoehn-Saric was involved in Sterling's acquisition of several distribution, broadcasting and photography businesses. Mr. Hoehn-Saric also serves as a director of Sylvan Learning Systems, Inc. Mr. Hoehn-Saric serves as an officer and director at the request of Sylvan Ventures under our services agreement with Sylvan.

     David S. Graves has been our president since inception. From 1997 to 2000, he was vice president of marketing for Sylvan. In that role, he served as president of the SLC National Advertising Fund, Inc., a cooperative advertising fund managed with the input and support of Sylvan franchisees. Until 2000, he also served as executive director of Book Adventure, launching this new interactive, online reading program (www.bookadventure.com) with his team in 1999. From 1996 to 1997, he was vice president/general manager for the Franklin Mint jewelry and collector plates divisions. From 1988 to 1996, he held positions of increasing responsibility in brand marketing for Colgate-Palmolive Company's Hill's Pet Foods division (Science Diet brand), including marketing manager for US marketing, director of marketing for Europe, and managing director/general manager of northern European subsidiaries (UK, Ireland, Belgium, Luxembourg, and Netherlands). He began his marketing career at the Quaker Oats Company, working on the Gatorade brand and Quaker frozen foods.

     Barry C. Offutt has been our vice president and chief financial officer since September 1, 2001. He also serves as chief financial officer of MindSurf Inc., a company partially owned by Sylvan Ventures, and has served in that role since May 2001. He previously served as chief financial officer of Nexus Communications from June 2000 until joining Mindsurf. From 1992 to 2000 he was chief financial officer of HCIA Inc., a publicly traded health care information provider. During his tenure as CFO at HCIA, the Company acquired ten companies and completed its Initial Public Offering and three follow-on offerings.

     B. Lee McGee has been our senior vice president, treasurer and assistant secretary since inception and a director since June 30, 2000. He served as our chief financial officer from inception through August 2001. He served as chief financial officer of Sylvan Learning Systems, Inc. or its predecessor entities from 1987 to 2000 and executive vice president from 1997 to 2000. Mr. McGee has been a managing director, chief financial officer and treasurer of Sylvan Ventures, LLC, our majority stockholder, since 2000. Mr. McGee serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

     Robert W. Zentz has been our secretary, assistant treasurer and director since inception. He has been secretary of Sylvan Ventures, LLC, our majority stockholder since 2000, and since 1998, has been vice president and general counsel to Sylvan Learning Systems, Inc. From 1997 to 1998, Mr. Zentz was a partner of the law firm of Frank & Kraft. From 1996 to 1997, Mr. Zentz served as campaign manager in the political campaign of Jack O'Malley. From 1990 to 1996, he was vice president and general counsel of A.C. Nielsen, Inc., a marketing research firm. Mr. Zentz serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

     Anna T. Parmer has been our vice president of technology since September 2001 and since April 2000 our Director of Information Technology. For the prior nine years, she held positions of increasing responsibility related to applications development, information systems architecture and management of information systems personnel with the Procter & Gamble Company.

     Catherine Killian has been our vice president of sales since February 2001. From 1994 through February 2001 she was employed by Sylvan, and since 1995 held the position of Western regional vice president for Sylvan. In this position, she was responsible for overseeing daily operations, developing local and regional management teams, planning local advertising and territory expansion for 50 locations in six corporate markets. Prior to 1994, she held a series of sales and operations positions of increasing responsibility at Nutri/Sytems, Inc.

     Stuart A. Finnigan has been our vice president of operations since August 2000. From 1998 to 2000, he was vice president of operations for Sylvan's ASPECT language schools, responsible for global operations of 26 immersion ESL (English as second language) schools in five countries. Prior to ASPECT, he held the positions of vice president - Europe and vice president of test center operations for Sylvan's Prometric division from 1993 to 1998. In this position, he oversaw testing center growth from 80 centers to over 2,000 centers in 130 countries, with direct responsibility for operations in Europe, the Middle East and Africa.

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

     Barry E. Miller has been a member of our board of directors since February 2001. Mr. Miller has served as president of NBM Management, a company which owns and operates Sylvan Learning Centers and Thomson Prometric, Computer Based Testing Centers in Northeast Ohio and Western Pennsylvania since 1985. Since 1991 Mr. Miller has served four terms as president of Sylvan Franchise Owners Association, Inc. (FOA) and was a founding director and officer of SLC National Advertising Fund, Inc. Mr. Miller is currently a director of Sylvan Franchise Owners Association, Inc., and has been elected to serve as president of the board in 2002. He also serves as a director of the Sylvan National Advertising Fund. Mr. Miller was designated by the FOA and approved by Sylvan as the FOA's representative to our board of directors under the program agreement between Sylvan and the FOA.

     Beth J. Kaplan has been a member of our board of directors since March 2001. In May 2001, she founded Axcel Partners, LLC, a venture capital fund focused on early state start-ups with a focus on retail and consumer good technology. From 1996 through 1999, she was senior executive vice president of Rite Aid Drugstores, a national chain of over 4,000 drugstores with $13 billion in revenue. She was responsible for marketing , merchandising, category management, store design and logistics. In 1998 she was named Drugstore Marketer of the Year and identified as "one of the top 20 women to watch" by Advertising
                                                                    -----------
Age. From 1981 through 1996 she held positions of increasing responsibility with
---
Proctor & Gamble, including President of Noxell.

ITEM 11: EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

     Compensation of Executive Officers. The following table sets forth information about the annual and long-term compensation of the four highest paid executive officers of the Company during the period August 16, 2000 through December 31, 2001 (collectively, the "Named Executive Officers").

                                                                                                 Long Term
                                                     Annual Compensation                       Compensation

                                    -------------------------------------------------------   ---------------
                                                                                    Other         Awards
                                                                                    Annual      Securities
Name                                                                                Compen-     Underlying
And                                                                                 Sation        Options/       All Other
                                                                                                                 Compen-
Principal Position                   Fiscal Year     Salary ($)      Bonus ($)      ($)(2)       SARs (#)        sation ($)
------------------                   -----------     ----------      ---------      ------       --------        ---------
David S. Graves (1) ..............       2001      $ 190,000         $  31,063     $ 6,600        180,000      $  4,301(3)
 President and                           2000         73,208                 -       1,750              -             -
 Chief Operating Officer

Anna T. Parmer ...................       2001      $ 140,209         $  15,358     $ 1,925         50,000      $      -
 Vice President of Technology            2000              -                 -           -              -             -

Catherine Killian ................       2001      $ 122,150         $   8,000     $ 5,500         85,000      $ 11,028(4)
 Vice President of Sales                 2000              -                 -           -              -             -

Stuart A. Finnigan ...............       2001      $ 128,333         $  27,525     $ 6,600        100,000      $  1,365(3)
 Vice President of Operations            2000              -                 -           -              -             -

____________
    (1) Mr. Graves became a full-time employee of the Company on August 16, 2000.
    (2) This amount represents automobile allowance for each officer.
    (3) This amount represents the Company match on employee 401(k) contributions.
    (4) All other compensation represents taxable expenses in connection with Ms. Killian's relocation.

        During 2001, our current directors and executive officers, except our president and chief operating officer, vice president of technology, vice president of sales and vice president of operations, were employees of Sylvan or Sylvan Ventures and were not separately compensated by us for services. Ms. Kaplan, one of our directors, is a consultant to the Company and received compensation of $135,000 in 2001. Mr. Offutt, our vice president and chief financial officer, who also serves as vice president and chief financial officer of another Sylvan Venture company, Mindsurf, Inc., was hired in September 2001. We pay a portion of his compensation and benefits and Mindsurf, Inc. pays the remainder. Our portion did not exceed $100,000 for 2001. No other officers' compensation exceeded $100,000 in 2001. Sylvan did not allocate any of its corporate overhead for salaries to us during 2001.

        During 2000, our current directors and executive officers, were employees of Sylvan or Sylvan Ventures and were not separately compensated for those services. For the period January 1, 2000 through August 15, 2000, David Graves, our President, was an employee of Sylvan and not separately compensated by us for his services. Sylvan allocated $205,196 of its corporate overhead for salaries to us during 2000.

        During 1999, we operated as an unincorporated division of Sylvan. Accordingly, during 1999, we did not have any directors or executive officers. Employees of Sylvan, including our current directors and executive officers, that provided services to us during 1999, were not separately compensated for those services. Sylvan allocated $219,622 of its corporate overhead for salaries to us during 1999.

        These allocations were intended to reflect an estimate of all services that Sylvan and Sylvan Ventures employees provided to us during 2000 and 1999; however, we believe that any attempt to determine the portion of these allocations that would have been attributable to our executive officers would be speculative.

        Option Grants In The Last Fiscal Year. The following table sets forth information about options to purchase shares of the Common Stock granted to the Named Executive Officers during the last fiscal year.

                                        Individual Grants
                      ----------------------------------------------------------
                           Number of       Percent of
                           Securities     Total Options                                  Potential Realizable Value
                           Underlying      Granted to      Exercise                      at Assumed Annual Rates of
                            Options       Employees in     Price per   Expiration               Stock Price
Name                        Granted        Fiscal Year     Share(1)      Date           Appreciation for Option Term
----                        -------        -----------     --------      ----           ----------------------------
                                                                                           5%(2)            10% (2)
                                                                                           -----            -------
David S. Graves ........    180,000          29.2%        $0.975       Sep 1, 2009       $110,300        $279,900

Anna T.Parmer ..........     50,000           8.1%        $0.975       May 3, 2010       $ 30,650        $ 77,750

Catherine Killian ......     85,000          13.8%        $0.975       May 3, 2010       $ 52,105        $132,175

Stuart A. Finnigan .....    100,000          16.2%        $0.975       Oct 14, 2010      $ 61,300        $155,500

______________

(1) The exercise price equaled the fair market value of the Common Stock as determined by the Board of Directors on the date of grant. The exercise price is payable in cash or by delivery of shares of Common Stock having a fair market value equal to the exercise price of options exercised.
(2) The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the Securities and Exchange Commission. The potential realizable value does not represent the Company's prediction of its stock price performance. There can be no assurance that the stock price will actually appreciate over the 10-year option term at the assumed 5 percent and 10 percent levels or at any other level.

        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values of eSylvan options. The following table sets forth information concerning the number and exercise price of the options to purchase Common Stock of eSylvan exercised by the Named Executive Officers during the last fiscal year and the number and value of unexercised options to purchase Common Stock of eSylvan held at the end of the fiscal year by the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between exercise price and fair market value as determined by the board of directors on the date of exercise, and, in the case of unexercised eSylvan options and exercisable options, the difference between exercise price and the fair market value as determined by the board of directors on December 31, 2001.

                                                                      Number of Securities
                                                                     Underlying Unexercised         Value of Unexercised
                                                                          Options Held              In-the-Money Options
                                                                    at Fiscal Year-End (#)(1)      at Fiscal Year-End ($)
                                   Shares
                                 Acquired on          Value                Exercisable/                  Exercisable/
Name                            Exercise (#)      Realized ($)             Unexercisable                 Unexercisable
----                            -------------     -------------            --------------                -------------
David S. Graves                          -              $  -                   90,000(E)                 $  -(E)
                                         -                 -                   90,000(U)                    -(U)

Anna T. Parmer                           -                                     12,500(E)                 $  -(E)
                                         -              $  -                   37,500(U)                    -(U)
                                                           -
Catherine Killian                        -                                     21,250(E)                 $  -(E)
                                                        $  -                   63,750(U)                    -(U)
                                                           -
Stuart A. Finnigan                       -                                     25,000(E)                 $  -(E)
                                                        $  -                   75,000(U)                    -(U)
                                         -                 -

_______________
(1)     (E) = Exercisable; (U) = Unexercisable.

        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values of Sylvan Options. Certain of the Named Executive Officers were formerly employees of Sylvan. In connection with their employment with Sylvan, they participated in stock option programs sponsored by Sylvan. The following table sets forth information concerning the number and exercise price of the options to purchase Common Stock of Sylvan exercised by the Named Executive Officers during the last fiscal year and the number and value of unexercised options to purchase Common Stock of Sylvan held at the end of the fiscal year by the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between exercise price and market price for Sylvan common stock on the date of exercise and, in the case of unexercised options and exercisable options, the difference between exercise price and market price for Sylvan common stock at December 31, 2001.

                                                         Number of Securities
                                                        Underlying Unexercised      Value of Unexercised
                                                             Options Held            In-the-Money Options
                                                       at Fiscal Year-End (#)(1)    at Fiscal Year-End ($)
                            Shares
                         Acquired on       Value             Exercisable/               Exercisable/
Name                     Exercise (#)   Realized ($)        Unexercisable              Unexercisable
----                     ------------   ------------   -------------------------    ----------------------
David S. Graves           30,000        $232,700              1,250(E)                 $ 11,200(E)
                                                             15,000(U)                 $ 64,425(U)

Anna T. Parmer                 -        $      -                  -(E)                 $      -(E)
                                                                  -(U)                 $      -(U)

Catherine Killian         36,750        $431,608                750(E)                 $  6,720(E)
                                                              2,250(U)                 $ 20,160(U)

Stuart A. Finnigan         8,500        $110,250             24,625(E)                 $174,549(E)
                                               -              7,500(U)                 $ 70,200(U)

_______________
(1)     (E) = Exercisable; (U) = Unexercisable.

Other Compensation Arrangements

        Services Agreement. Under our services agreement with Sylvan, we have contracted with Sylvan to provide management services to us. These management services include the services of members of our management team and board of directors. Specifically, Messrs. Hoehn-Saric, McGee, Zentz and Cohen and Ms. Bennett provide services to us at the request of Sylvan and/or Sylvan Ventures pursuant to this agreement. See "Business-Services provided to us by Sylvan-Services Agreement."

        Indemnification by Sylvan and Sylvan Ventures Since Messrs. Hoehn-Saric and McGee serve as officers and directors at the request of Sylvan Ventures, each is entitled to indemnification from Sylvan Ventures for their activities in such capacities. Since Mr. Cohen serves as director and Mr. Zentz and Ms. Bennett serve as officers at the request of Sylvan, each is entitled to indemnification from Sylvan for their activities in such capacities.

Director's Compensation

        Although the Company has not paid, and has no current plans to pay, compensation to its directors and executive officers that are employees of Sylvan or Sylvan Ventures, these individuals may be entitled to stock options grants under our 2000 Omnibus Stock Plan. During 2001, 120,000 and 15,000 shares were granted to Messrs. Cohen and Zentz, respectively, on the same terms as those shares granted to employees of the Company.

Committees of the Board of Directors

     During 2002, the Board of Directors established a Compensation Committee. The Compensation Committee will establish the compensation for executive officers of the Company and generally review benefits and compensation for all officers and employees. It will also administer the Company's stock option plans. Peter Cohen and Beth J. Kaplan are the initial members of the Compensation committee.

Series A Preferred Stock Director

     Under our charter, holders of our Series A preferred stock have the right to elect one member of our board of directors. The Series A preferred stockholders nominated Barry Miller and he was elected to our board of directors on February 12, 2001.

Program Agreement

     Sylvan has entered into a program agreement with the FOA, under which, during the term of our license agreement with Sylvan, Sylvan has agreed to:

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

          . review methodology for population analysis by territory for purposes of distributing our stock, or for payments of reverse royalties as contemplated in the form of participation agreement,

          . analyze Sylvan franchisee participation levels in our business and to develop strategies for increasing participation and benefits to Sylvan franchisees,

          . analyze efficacy data on our programs and determine areas where the SYLVAN brand may be negatively impacted, and to propose strategies to deal with any related areas of concern,

          . review audit data and verify proper payments have been made to Sylvan franchisees and other relevant financial matters, and

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

2000 eSylvan, Inc. Omnibus Stock Plan

     Our board of directors has established the 2000 eSylvan, Inc. Omnibus Stock Plan to enable us to grant equity compensation to our directors, officers, employees and consultants. Our stock plan is administered by our board of directors. There are currently 3,000,000 shares of our common stock reserved and authorized for issuance under the plan. As of December 31, 2001, there were 1,215,500 options outstanding. The options were issued at their estimated fair market value on the date of grant, vest over a period of four years and expire ten years from the date of grant. 1,215,500 options had been granted under the plan as of December 31, 2001.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information about the beneficial ownership of shares of our common stock and our Series A preferred stock as of December 31, 2001 by (i) each person known by us to own beneficially 5% or more of the outstanding shares prior to this offering, (ii) each of our directors and executive officers, (iii) our Chief Executive Officer and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable. The percentages of beneficial ownership of common stock are based on 14 million shares of common stock outstanding as of December 31, 2001. The percentages of beneficial ownership of Series A preferred stock are based on 10,526,316 shares of Series A preferred stock outstanding as of December 31, 2001. No shares of our Class A Convertible Common Stock were owned by the parties listed below as of such date.

Name and Address of                                       Common Stock                 Series A Preferred Stock
Beneficial Holder/(1)/                                 Beneficially Owned                 Beneficially Owned
----------------------                                 ------------------                 ------------------

                                                    Number          Percentage         Number          Percentage
                                                    ------          ----------         ------          ----------
Sylvan Ventures, LLC........................      13,857,143          98.98%          10,526,316          100%
Sylvan Learning Systems, Inc ...............      13,857,143/(2)/     98.98%          10,526,316/(2)/     100%
R. Christopher Hoehn-Saric .................          -                 *                 -                -
David S. Graves ............................          -                 *                 -                -
Barry C. Offutt ............................
B. Lee McGee ...............................          -                 *                 -                -
Robert W. Zentz ............................          -                 *                 -                -
Anna T. Parmer .............................          -                 *                 -                -
Catherine Killian ..........................          -                 *                 -                -
Stuart A. Finnigan .........................          -                 *                 -                -
Peter Cohen ................................          -                 *                 -                -
Susannah Bennett ...........................          -                 *                 -                -
Barry E. Miller ............................          -                 *                 -                -
Beth J. Kaplan .............................          -                 *                 -                -
All directors and Executive Officers as a
group (12 persons) .........................          -                 *                 -                -

_________________

*Represents beneficial ownership of not more than one percent of the outstanding common stock.

(1) The address of each stockholder listed in this table is c/o eSylvan, Inc., 506 South Central Avenue, Baltimore, MD 21202.

(2) Represents shares held by Sylvan Ventures, LLC. Sylvan Learning Systems, Inc. is a controlling security holder of Sylvan Ventures, LLC and certain officers and/or directors of Sylvan Learning Systems, Inc. also serve as officers and/or managers of Sylvan Ventures, LLC.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Christopher Hoehn-Saric, our chairman, chief executive officer and director is a director and former co-chief executive officer and chairman of Sylvan Learning Systems, Inc. and chairman, president and a manager of

Sylvan Ventures, LLC. B. Lee McGee, our senior vice president, treasurer, assistant secretary and director is a managing director, chief financial officer and treasurer of Sylvan Ventures, LLC. Robert W. Zentz, our secretary, assistant treasurer and director is vice president and general counsel of Sylvan Learning Systems, Inc. and secretary of Sylvan Ventures, LLC. Peter Cohen, our director, is president of Sylvan Learning Systems, Inc. Sylvan Ventures, LLC is a majority owned subsidiary of Sylvan Learning Systems, Inc. Susannah Bennett, our assistant secretary, is vice president of Sylvan. Barry C. Offutt, our chief financial officer, is also chief financial officer of another Sylvan Venture company, Mindsurf, Inc. Mr. Hoehn-Saric beneficially owns less than five percent and three percent of the outstanding equity securities of Sylvan and Sylvan Ventures, respectively. Each of Messrs. Graves, Offutt, McGee, Zentz and Cohen and Ms. Bennett beneficially owns less than one percent of the outstanding equity securities of Sylvan.

     Our relationships with Sylvan and Sylvan Ventures are key elements of our business plan. These relationships are set forth in various contracts between us that require compensation to Sylvan or Sylvan Ventures in exchange for certain assets and services. The terms and conditions of these agreements were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures, and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party. We believe, however, that the agreements and financing described below would not be available to us from an unaffiliated third party. At the time these agreements were initiated we had no independent members of our board of directors; however, the transactions described below were unanimously approved by our stockholders. After issuing our Class A Convertible Common Stock on March 2, 2001, we have added one independent member to our board of directors.

     On June 30, 2000, we entered into a license agreement with Sylvan pursuant to which we have licensed the materials we deem necessary to implement our business plan. See "Business-Relationship with Sylvan and Sylvan Ventures." We have agreed to pay Sylvan an initial license fee of $1 million and we have agreed to pay Sylvan a periodic, running royalty equal to 4% of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During the first year of this agreement, there will be no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year's minimum royalty, with the guaranteed minimum royalty for calendar year 2002 of $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by any amounts that we pay to franchisees who enter into a participation agreement with us. Accordingly, we will not accrue or pay royalties to Sylvan under this license agreement until the amount of royalties that would otherwise be payable under this agreement exceeds the amount paid to franchisees.

     On June 30, 2000, we entered into professional services agreement with Sylvan which sets forth the terms by which we will obtain referrals of students from Sylvan and its franchisees, make referrals to Sylvan and its franchisees, compensate Sylvan for providing tutors and other professionals to us and undertake certain co-marketing arrangements with Sylvan as follows:

     . Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive or pay amounts equal to 5%, up to a maximum of $100, of all revenues received by Sylvan or us, respectively, for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay Sylvan a sales commission of 5%, up to a maximum of $100, of the revenues we receive for the first programs to which such student initially subscribes through the franchisee's center.

     . Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences. Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

     . Co-Marketing. We have agreed with Sylvan that we will provide a link to Sylvan's website on our website and Sylvan will provide a link to our website on its website. Sylvan has agreed to adhere to our reasonable directives concerning promotion of our business including displaying posters or other promotional materials in Sylvan-owned centers and requesting its franchisees to display posters or other promotional materials in their centers.

No fees have been incurred or paid under this agreement as of December 31, 2001.

     On June 30, 2000, we entered into a services agreement with Sylvan pursuant to which Sylvan has agreed to provide management services, information support services, corporate accounting services, PeopleSoft (database management) services, human resources/payroll services, general liability insurance and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement, which had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time on 60 days notice. Fees for services under this agreement were $715,098 and $286,918 for the year ended December 31, 2001 and the six-month period ended December 31, 2000, respectively.

     On June 30, 2000, we entered into a facility use agreement with Sylvan pursuant to which Sylvan has agreed to provide us with the use of its facilities for a quarterly use fee and separate overhead fee based upon Sylvan's good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan's lease payments. We currently occupy office space pursuant to this agreement This agreement, which had an initial term of one-year, has been extended through June 30, 2002 and can be terminated at any time on 60 days notice. Fees for services under this agreement were $548,489 and $242,386 for the year ended December 31, 2001 and the six-month period ended December 31, 2000, respectively.

     On June 30, 2000, we entered into revolving credit note with Sylvan Ventures, LLC pursuant to which we may borrow up to $10 million. The note is non-interest bearing and expires on December 31, 2002.

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

     On June 30, 2000, we entered into a stock purchase agreement with Sylvan Ventures, LLC under which we have agreed to issue an aggregate of 10,526,316 shares of Series A preferred stock in closings on the last day of each fiscal quarter through December 31, 2001 for an aggregate price of $20 million, which represents a price per share of $1.90. In connection with this transaction, we have also entered into a registration rights agreement under which we have agreed to register the shares of common stock to be issued on conversion of the Series A preferred stock under certain circumstances. As of December 31, 2001, all of the shares had been fully paid and were issued and outstanding.

     During February 2002, Sylvan Ventures purchased an additional 4,947,368 shares of Series A preferred stock for $9.4 million. A portion of these proceeds was used to pay the balance outstanding under the line of credit agreement between Sylvan Ventures and the Company.

     During the period from October 1, 1999 through June 30, 2000, we incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. We entered into a tax sharing agreement with Sylvan. This agreement provided that income tax benefits attributable to our operations, which were realized by Sylvan, would be treated as distributions to Sylvan. During the period from inception through June 30, 2000, we and Sylvan estimated that the tax benefits realized by Sylvan arising from our operations equaled approximately $1.77 million, summarized as follows:

         Tax benefit at U.S. statutory rate of 35%            $(1,588,295)
         Effect of permanent differences                            1,508
         State income taxes, net of federal benefit              (181,667)
                                                              -----------
         Total                                                $(1,768,454)

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

Barry E. Miller, who serves as one of our directors, was issued 16,664 shares of Class A Convertible Common Stock and received a cash payment in the amount of $5,832. Mr. Miller is the holder of a Sylvan franchise and participated in the offering of Class A Convertible Common Stock solely on that basis. Mr. Miller is also a director of Sylvan's FOA and the Sylvan National Advertising Fund.

PART IV.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    1.    Financial Statements
                     --------------------

                     The following financial statements of eSylvan, Inc., are filed as part of this Form 10-K on the pages indicated:

                            Index to Financial Statements              Page
                            -----------------------------              ----

                            Report of Independent Auditors........     F-2

                            Balance Sheets .......................     F-3

                            Statements of Operations .............     F-5

                            Statements of Deficiency of Assets ...     F-6

                            Statements of Cash Flows .............     F-8

                            Notes to Financial Statements ........     F-9

               2.    Financial Statement Schedules
                     -----------------------------

                     None.

        (b)    Reports on Form 8-K

                     None.

        (c)    Exhibits. The exhibits to the Form 10-K have been included  only
               --------
               with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon requests to eSylvan and payment of a reasonable fee.

Exhibit Number
--------------

3.1     Form of Articles of Amendment and Restatement of eSylvan, Inc.*

3.2     Form of Bylaws of eSylvan, Inc., as amended.*

4.1     Specimen certificate for shares of common stock.*

10.1 Form of Services Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.2 Form of Facilities Use Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.3 Form of License Agreement dated June 30, 2000 by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.4 Form of Professional Services Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.5 Form of Revolving Credit Facility dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Ventures LLC.*

10.6 Stock Purchase Agreement dated as of June 30, 2000, by and between eSylvan, Inc. and Sylvan Ventures LLC.*

10.7    Form of eSylvan, Inc., 2000 Omnibus Stock Plan.*

10.8 Form of Subscription Agreement by and between eSylvan, Inc. and the Class A Convertible Redeemable Preferred Stockholders.*

10.9 Form of Participation Agreement by and between Sylvan Learning Systems, Inc. and the Class A Convertible Redeemable Preferred Stockholders.*

23.1    Consent of Ernst & Young LLP

24.1    Power of Attorney.


* Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1, (File No. 333-42530), such exhibit incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     eSYLVAN, INC.

             March 29, 2002                /s/ R. Christopher Hoehn-Saric
                                      __________________________________________
                                              R. Christopher Hoehn-Saric
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                    and Director
                                            (Principal Executive Officer)

             March 29, 2002                     /s/ Barry C. Offutt
                                      __________________________________________
                                                  Barry C. Offutt
                                      Vice President and Chief Financial Officer
                                             (Principal Financial Officer)
                                  eSylvan, Inc.
                    (a Subsidiary of Sylvan Ventures, LLC and
                         a Development Stage Enterprise)

                          Audited Financial Statements

              Years ended December 31, 2001 and 2000 and the period October 1, 1999 (date of inception) through December 31, 1999

                                    Contents

Report of Independent Auditors............................................   F-2

Audited Financial Statements

Balance Sheets ...........................................................   F-3
Statements of Operations .................................................   F-5
Statements of Deficiency of Assets .......................................   F-6
Statements of Cash Flows .................................................   F-8
Notes to Financial Statements ............................................   F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
eSylvan, Inc.

We have audited the accompanying balance sheets of eSylvan, Inc. (a subsidiary of Sylvan Ventures, LLC), a development stage company, as of December 31, 2001 and 2000, and the related statements of operations, deficiency of assets and cash flows for the years ended December 31, 2001 and 2000, the period October 1, 1999 (date of inception) through December 31, 1999, and the period October 1, 1999 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSylvan, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, the period October 1, 1999 (date of inception) through December 31, 1999, and the period October 1, 1999 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that eSylvan, Inc. will continue as a going concern. As more fully described in Note 13, the Company's current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. Management's plans to address this matter are also described in Note 13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Baltimore, Maryland                                        /s/ Ernst & Young LLP
February 15, 2002
                                  eSylvan, Inc.
                      (A Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                                 Balance Sheets


                                                                                           December 31
                                                                                    2001                   2000
                                                                          ---------------------------------------------
Assets
Current assets:
   Cash                                                                         $     250,880         $             -
   Accounts receivable, net of allowance of $32,713 in 2001                            85,475                  39,493
   Prepaid expenses                                                                   127,456                  83,706
   Prepaid royalties to Sylvan                                                        839,153                       -
                                                                          ---------------------------------------------
Total current assets                                                                1,302,964                 123,199

Property and equipment:
   Furniture and equipment                                                          1,532,672               1,688,540
   Software                                                                         2,430,969               1,693,633
   Educational content                                                                969,427                 752,938
   Leasehold improvements                                                               4,374                 187,735
                                                                          ---------------------------------------------
                                                                                    4,937,442               4,322,846
   Accumulated depreciation and amortization                                       (2,414,992)               (681,763)
                                                                          ---------------------------------------------
                                                                                    2,522,450               3,641,083

Intangible Assets:
Participation agreements, net of accumulated
       amortization of $268,240                                                     1,877,683                       -
Deferred stock issuance costs                                                               -                 706,920
Other assets                                                                                -                   7,246





                                                                          ---------------------------------------------
Total assets                                                                    $   5,703,097         $     4,478,448
                                                                          =============================================

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                           Balance Sheets (continued)

                                                                                            December 31
                                                                                      2001             2000
                                                                                   -------------   -------------
Liabilities and deficiency of assets
Current liabilities:
   Accounts payable and accrued expenses                                           $     979,788   $   2,723,262
   Fees payable to Sylvan                                                                201,740         509,325
   Borrowings under line of credit with Sylvan Ventures                                4,469,673       3,078,699
   Deferred revenue                                                                      387,122           1,453
                                                                                   -------------   -------------
Total current liabilities                                                              6,038,323       6,312,739

Commitments and contingent liabilities                                                         -               -

Deficiency of assets:
   Series A Convertible Preferred Stock, par value $.001 per share - 20,000,000 shares authorized, 10,526,316 shares subscribed, 10,526,316 shares issued and outstanding as of December 31, 2001 and 3,508,772 shares issued and
     outstanding as of December 31, 2000                                                  10,526          10,526
   Class A Convertible Common Stock, par value $.001 per share - 10,000,000 shares authorized, 2,452,484 shares issued and outstanding as of
     December 31, 2001                                                                     2,452               -
   Common stock, par value $.001 per share - 70,000,000 shares authorized,
     14,000,000 shares issued and outstanding as of December 31, 2001 and
     2000                                                                                 14,000          14,000
   Additional paid-in capital                                                         24,019,228      22,755,913
   Less:  Subscription receivable for Series A Convertible Preferred Stock                     -     (13,333,334)
                                                                                   -------------   -------------
                                                                                      24,046,206       9,447,105
   Accumulated deficit                                                               (24,381,432)    (11,281,396)
                                                                                   -------------   -------------
Total deficiency of assets                                                              (335,226)     (1,834,291)
                                                                                   -------------   -------------
Total liabilities and deficiency of assets                                         $   5,703,097   $   4,478,448
                                                                                   =============   =============


See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                            Statements of Operations



                                                                                       Period              Period
                                                                                   October 1, 1999     October 1, 1999
                                                                                 (date of inception) (date of inception)
                                             Year ended          Year ended        through December    through December
                                          December 31, 2001   December 31, 2000        31, 1999            31, 2001
                                         ------------------- ------------------- ------------------- -------------------
Revenues                                 $         460,331   $          15,921    $             -   $        476,252

Costs and expenses:
Direct costs of services provided                1,144,375             151,247                   -         1,295,622
Sales and marketing                              2,249,905           1,082,431                   -         3,332,336
General and administrative                       6,698,547           5,890,081             376,204        12,964,832
Research and development                         2,326,315           4,883,521              51,690         7,261,526
Management services and facilities
   usage charges from Sylvan                     1,263,587             529,286                   -         1,792,873
Allocated indirect overhead costs from
   Sylvan                                                -             205,196             219,622           424,818
                                         ------------------- ------------------- ----------------- -------------------
Total operating costs and expenses              13,682,729          12,741,762             647,516        27,072,007
                                         ------------------- ------------------- ----------------- -------------------
 Loss from operations                          (13,222,398)        (12,725,841)           (647,516)      (26,595,755)
 Interest and other expenses                       403,291             127,600                   -           530,891
 Interest expense forgiven by Sylvan
  Ventures                                        (525,653)                  -                   -          (525,653)
                                         ------------------- ------------------- ----------------- -------------------
 Loss accumulated during the
  development stage                            (13,100,036)        (12,853,441)           (647,516)      (26,600,993)
Allocated income tax benefit                             -           1,516,117             252,337         1,768,454
                                         ------------------- ------------------- ----------------- -------------------
 Net loss accumulated during the
     development stage                   $     (13,100,036)  $     (11,337,324)   $       (395,179) $    (24,832,539)
                                         =================== =================== ================= ===================

 Basic and diluted loss per common
     share                               $           (0.82)  $           (1.62)                n/a  $          (2.42)
                                         =================== =================== ================= ===================

See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                       Statements of Deficiency of Assets

                                                                                             Subscription
                                                                                             Receivable
                                                 Series A     Class A                       for Series A
                                      Owner's   Convertible Convertible         Additional  Convertible
                                        Net      Preferred    Common    Common   Paid-In     Preferred    Accumulated
                                     Investment    Stock      Stock     Stock    Capital       Stock        Deficit         Total
                                     ----------------------------------------------------------------------------------------------
Contributions from Sylvan for the
  period October 1, 1999 through
  December 31, 1999 (see Note 2)      $ 611,004    $     -        $-        $-  $         - $          -   $         -  $   611,004
Non-cash distributions to Sylvan
  for the period October 1, 1999
  through December 31, 1999
  (see Note 4)                         (252,337)         -         -         -            -            -             -     (252,337)
Net loss for the period
  October 1, 1999 (date of
  inception) through
  December 31, 1999                    (395,179)         -         -         -            -            -             -     (395,179)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1999            (36,512)         -         -         -            -            -             -      (36,512)
Contributions from Sylvan for the
  period January 1, 2000 through
  February 2, 2000 (see Note 2)         383,043          -         -         -            -            -             -      383,043
Non-cash distributions to Sylvan for
  the period January 1, 2000 through
  February 2, 2000 (see Note 4)         (46,526)         -         -         -            -            -             -      (46,526)
Net loss for the period January 1,
  2000 through February 2, 2000         (55,928)         -         -         -            -            -             -      (55,928)
Incorporation and reorganization on
  February 3, 2000                     (244,077)         -         -         -      244,077            -             -            -
Contributions from Sylvan for the
  period February 3, 2000 through
  December 31, 2000 (see Note 2)              -          -         -         -    4,005,953            -             -    4,005,953
Non-cash distributions to Sylvan for
  the period February 3, 2000 through
  December 31, 2000 (see Note 4)              -          -         -         -   (1,469,591)           -             -   (1,469,591)
Sale of 14,000,000 shares of
  common stock to Sylvan
  (see Note 7)                                -          -         -   $14,000      (14,000)           -             -            -
Subscription to purchase 10,526,316
  shares of Series A Preferred Stock
  by Sylvan Ventures (see Note 5)             -     10,526         -         -   19,989,474  (20,000,000)            -            -
Payment of quarterly subscriptions
  to purchase 3,508,772 shares of
  Series A Preferred Stock
  (see Note 5)                                -          -         -         -            -    6,666,666             -    6,666,666
Net loss for the period
  February 3, 2000 (date of
  incorporation) through
  December 31, 2000                           -          -         -         -            -      -         (11,281,396)  11,281,396)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2000          $       -    $10,526        $-   $14,000  $22,755,913 $(13,333,334) $(11,281,396) $(1,834,291)
                                      ----------------------------------------------------------------------------------------------

  See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                 Statements of Deficiency of Assets (continued)

                                                                       Series A
                                                          Owner's     Convertible     Class A                  Additional
                                                            Net        Preferred    Convertible    Common        Paid-In
                                                        Investment       Stock      Common Stock   Stock         Capital
                                                        --------------------------------------------------------------------
 Balance at December 31, 2000                           $        -    $    10,526   $          -  $ 14,000   $ 22,755,913
 Issuance of Class A
     Convertible Common Stock to Sylvan Franchisees                                        2,452                2,143,471
 Costs related to issuance of Class A Convertible
     Common Stock in exchange for
     participation agreements (see Note 6)                                                                       (880,156)
 Payment of quarterly subscriptions to purchase
       7,017,544 shares of Series A preferred stock
       (see Note 5)
 Net loss for the year ended December 31, 2001
                                                        --------------------------------------------------------------------
 Balance at December 31, 2001                           $        -    $    10,526   $      2,452  $ 14,000   $ 24,019,228
                                                        ====================================================================

                                                        Subscription
                                                         Receivable
                                                        for Series A
                                                        Convertible
                                                         Preferred      Accumulated
                                                           Stock          Deficit        Total
                                                        -------------------------------------------
 Balance at December 31, 2000                           $(13,333,334)  $(11,281,396)  $(1,834,291)
 Issuance of Class A
     Convertible Common Stock to Sylvan Franchisees                                     2,145,923
 Costs related to issuance of Class A Convertible
     Common Stock in exchange for
     participation agreements (see Note 6)                                               (880,156)
 Payment of quarterly subscriptions to purchase
       7,017,544 shares of Series A preferred stock
       (see Note 5)                                       13,333,334                   13,333,334
 Net loss for the year ended December 31, 2001                          (13,100,036)  (13,100,036)
                                                        -------------------------------------------
 Balance at December 31, 2001                           $          -   $(24,381,432)  $  (335,226)
                                                        ===========================================

See accompanying notes
                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                            Statements of Cash Flows

                                                                                            Period           Period
                                                                                           October 1,       October 1,
                                                                                         1999 (date of    1999 (date of
                                                                                           inception)       inception)
                                                          Year ended      Year ended        through          through
                                                         December 31,    December 31,     December 31,     December 31,
                                                             2001            2000             1999             2001
                                                        ----------------------------------------------------------------
Operating activities
Net loss                                                 $(13,100,036)   $(11,337,324)      $(395,179)    $(24,832,539)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation                                           1,937,781         681,763               -        2,619,544
     Amortization                                             268,240               -               -          268,240
     Allocated income tax benefit                                   -      (1,516,117)       (252,337)      (1,768,454)
     Changes in operating assets and liabilities:
       Accounts receivable                                    (45,982)        (39,493)              -          (85,475)
       Prepaid expenses                                       (43,750)        (83,706)              -         (127,456)
       Prepaid royalties to Sylvan                             19,232               -               -           19,232
       Other assets                                             7,246          (7,246)              -                -
       Accounts payable and accrued expenses               (1,743,474)      2,673,667          49,595          979,788
       Fees payable to Sylvan                                (307,585)        509,325               -          201,740
       Deferred revenue                                       385,669           1,453               -          387,122
                                                        ----------------------------------------------------------------
Net cash used in operating activities                     (12,622,659)     (9,117,678)       (597,921)     (22,338,258)
Investing activities
Purchase of property and equipment                           (930,483)     (4,309,763)        (13,083)      (5,253,329)
Proceeds from disposal of property and equipment              111,335               -               -          111,335
                                                        ----------------------------------------------------------------
Net cash used in investing activities                        (819,148)     (4,309,763)        (13,083)      (5,141,994)
Financing activities
Payment of direct costs incurred in connection with
  Class A Common Stock offering                              (173,236)       (706,920)              -         (880,156)
Payment to Sylvan Franchisees in connection with Class
  A Common Stock offering                                    (858,385)              -               -         (858,385)
Proceeds from borrowings under line of credit with
  Sylvan Ventures                                          14,724,308       9,745,365               -       24,469,673
Payments on line of credit with Sylvan Ventures           (13,333,334)     (6,666,666)              -      (20,000,000)
Sale of Series A Preferred Stock to Sylvan Ventures        13,333,334       6,666,666               -       20,000,000
Cash expenditures by Sylvan made on the Company's
  behalf and accounted for as capital contributions                 -       4,388,996         611,004        5,000,000
                                                        ----------------------------------------------------------------
Net cash provided by financing activities                  13,692,687      13,427,441         611,004       27,731,132
                                                        ----------------------------------------------------------------
Net change in cash and cash at end of period             $    250,880    $          -       $       -     $    250,880
                                                        ================================================================

See accompanying notes.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                          Notes to Financial Statements

                                December 31, 2001

1.       Summary of Significant Accounting Policies

Organization and Operations

eSylvan, Inc., (the "Company") was incorporated by Sylvan Learning Systems, Inc. ("Sylvan") on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering through Internet-based applications high quality supplemental education programs to families. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to its majority-owned subsidiary, Sylvan Ventures, LLC ("Sylvan Ventures").

Since inception, the Company's activities have consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, no significant revenues have been earned, and the Company is considered a development stage company at December 31, 2001.

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

Use of Estimates

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

                    Notes to Financial Statements (continued)

1.       Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives. Estimated useful lives of furniture and equipment, computer software, and educational content range from two to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset.

Educational content consists of payments made to vendors to acquire and develop educational content to be delivered to the Company's customers through its Internet-based applications.

Intangible Assets

Intagible assets consists of the fair value of participation agreements executed with Sylvan Learning Center Franchisees in connection with the issuance of Class A Convertible Common Stock (see Note 6). Amortization is calculated on a straight-line basis over the estimated useful life of six years.

Deferred Stock Issuance Costs

Deferred costs at December 31, 2000 represent costs incurred in connection with the sale of 2,452,484 shares of Class A Convertible Common Stock (see Note 6). All costs were accounted for as a reduction of additional paid-in capital upon the completion of the offering.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

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

Research and Development and Capitalized Software Costs

The Company accounts for web site and software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in planning the development of the Company's web site have been expensed as research and development costs. In July 2000, after completion of the planning stage and the establishment of the plan's technological feasibility as evidenced by a detailed program design, the Company began capitalizing the costs of developing software to operate its web site. These costs are included in property and equipment in the accompanying balance sheets. Amortization commenced in March 2001 when the web site and software were substantially complete and in use by customers.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $1,306,500 and $1,082,431, respectively, for the years ended December 31, 2001 and December 31, 2000. The Company did not incur any advertising expense during the period October 1, 1999 (date of inception) through December 31, 1999.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for its stock-based compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company has supplementally disclosed in these financial statements the required pro forma information as if the fair value method had been elected.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

1.       Summary of Significant Accounting Policies (continued)

The Company has also granted stock options to employees of Sylvan and Sylvan Ventures ("non-employee options"). The Company measures the fair value of non-employee options at the grant date using the Black-Scholes option pricing model and recognizes that fair value as a dividend to Sylvan.

Effect of New Accounting Pronouncements

In August 2001, the Financial Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No.144 Supercedes Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides a single accounting model for long-lived assets to be disposed of. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. Statement No. 144 retains the requirements of Statement No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. The Company does not believe that the adoption of the new standard will have a material impact on its financial position or results of operations.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

2.       Related Party Transactions

Allocated Indirect Overhead Costs- October 1, 1999 through June 30, 2000

All obligations of the Company during the period October 1, 1999 (date of inception) through June 30, 2000 were satisfied by Sylvan and accounted for as contributions to capital. These obligations included all expenditures for property and equipment and all expenses directly attributable to the Company's operations and paid through Sylvan's cash management systems. The Company did not maintain any cash accounts during the period. In addition, during the period October 1, 1999 (date of inception) through June 30, 2000, management has allocated corporate indirect overhead costs to the Company based on an analysis of the components of corporate general and administrative expenses and the estimated percentage of each component attributable to the Company. Corporate general and administrative expenses consisted principally of corporate payroll and were allocated considering the estimated efforts of individual employees. Management believes that the method used to allocate these expenses is reasonable. Allocated indirect overhead costs consisted principally of the following:

          . Corporate human resources, including labor relations, payroll and training
          . Executive, finance and accounting, legal and administration
          . Tax services, including tax return preparation
          . Information technology management services

Services Agreement

On June 30, 2000 the Company entered into a services agreement with Sylvan under which Sylvan provides certain management, financial, legal, management information and human resources services and other management or administrative services upon request. The Company pays a quarterly fee that is based on Sylvan's good faith estimate of the cost of such services. This agreement which originally had a one-year term, was renewed for an additional year, and is terminable by either party with 60 days notice. Sylvan charged the Company services fees of $715,098 for the year ended December 31, 2001 and $286,918 for the six-month period ended December 31, 2000.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

2.       Related Party Transactions (continued)

Facilities Use Agreement

On June 30, 2000 the Company entered into a facilities use agreement with Sylvan that provides for the payment of fees to Sylvan for office space used by the Company located within premises leased or owned by Sylvan. The Company pays a monthly fee that is based on Sylvan's good faith estimate of square footage occupied by the Company and market rates for comparable facilities located nearby. The facilities use fee also includes an overhead charge determined based on a pro rata allocation of associated overhead costs incurred by Sylvan to maintain its facilities. This agreement which originally had a one-year term, was renewed for an additional year, and is terminable by either party with 60 days notice. Sylvan charged the Company $548,489 in facilities usage fees for the year ended December 31, 2001 and $242,368 for the six-month period ended December 31, 2000.

License Agreement

On June 30, 2000, the Company entered into a license agreement with Sylvan to license specified trademarks, service marks and educational content in connection with its business. In consideration for this license, the Company was obligated to pay an initial license fee of $1,000,000 and will pay quarterly royalties in an amount equal to 4% of net revenues of the Company derived from Internet service delivery. A minimum annual royalty of $400,000 will be payable commencing in 2002, and the minimum royalty will increase by 20% each year until the expiration of the agreement. The term of the agreement is 5 years, except for the content license, which is for the duration of the applicable copyrights. The Company, at its option, may renew the license for consecutive five-year terms.

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

Under the student referral program, the Company will receive 5%, up to a maximum of $100, of all revenues received by Sylvan or a participating franchisee as a result of a student referral from the Company. The Company will pay an equal amount to Sylvan or its participating franchisees for a student referral it receives. In addition, if the Company is obligated to pay a referral fee to a participating franchisee, the Company will pay to Sylvan a commission of 5%, up to a maximum of $100, of the revenues that the Company receives for the first program to which a student initially enrolls. No referral fees have been incurred or earned by the Company to date.

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

Leasing Management Services Agreement

Effective October 23, 2000, the Company entered into a leasing management services agreement with Sylvan under which the Company can lease certain equipment under Sylvan's master equipment lease. Under this agreement, the Company is obligated to pay all amounts due related to the equipment that it leases. In addition, the Company must pay a quarterly lease management service fee to Sylvan equal to 5% of all lease payments. For the years ended December 31, 2001 and 2000, the Company was charged lease management services fees totaling $5,652 and $5,067, respectively, which are included in general and administrative expenses.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

3.       Line of Credit with Sylvan Ventures, LLC

On June 30, 2000, the Company entered into a revolving credit facility with Sylvan Ventures, a related party, under which it may borrow up to $10,000,000. The revolving credit facility, which originally expired December 31, 2001, has been extended through December 31, 2002. As of December 31, 2001 and 2000, $4,469,673 and $3,078,699, respectively, were due under the facility.

For the year ended December 31, 2001 and the six-month period ended December 31, 2000, interest expense calculated at the prime rate of interest and totaling $401,105 and $124,548, respectively, was accrued by the Company. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future accrued interest and accordingly, the Company recognized income of $525,653 in the accompanying statement of operations as "Interest expense forgiven by Sylvan Ventures."

4.       Income Taxes

During the period from October 1, 1999 through June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of including the Company's operations in its consolidated income tax return. Any allocated income tax benefits were treated as a distribution to Sylvan. The Company would not have recorded these income tax benefits if it recorded an income tax provision using the separate return method.

During the period from October 1, 1999 through June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company and Sylvan estimated that the tax benefits realized by Sylvan arising from the Company's operations equaled approximately $252,337 and $1,516,117 for the period October 1, 1999 (date of inception) through December 31, 1999 and the period January 1, 2000 through June 30, 2000, respectively. The tax benefit is summarized as follows:

                                                                                    Period
                                                                                October 1, 1999
                                                   Period January 1, 2000     (date of inception)
                                                          through                  through
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

                    Notes to Financial Statements (continued)


4.       Income Taxes (continued)

Had the Company not recorded an income tax benefit attributable to its operating losses, the recorded net loss and net loss per share would have been as follows:

                                                                 Period
                                                         October 1, 1999 (date
                                   Year ended December   of inception) through
                                        31, 2000           December 31, 1999
                                 ---------------------- -----------------------
 Net loss                        $     (12,853,441)     $       (647,516)
 Net loss per share              $           (1.83)     $              -

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

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                   -----------------------------
                                                        2001         2000
                                                   -----------------------------
Deferred tax assets:
   Net operating loss carryforwards                $   8,429,799   $  3,494,482
   Allowance for doubtful accounts                        12,840             98
   Accrued expenses                                            -         56,324
   Depreciation                                          110,257              -
   Deferred revenue                                      153,107              -
                                                   --------------  -------------
Total deferred tax assets                              8,706,002      3,550,904
Deferred tax liability:
   Depreciation                                                -         14,474
                                                   --------------  -------------
Net future income tax benefit                          8,706,002      3,536,430
Valuation allowance for net deferred tax assets       (8,706,002)    (3,536,430)
                                                   --------------  -------------
Net deferred tax asset                             $           -   $          -
                                                   ==============  =============
                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)


5.       Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $8,706,002 and $3,536,430 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company had net operating loss carryforwards for approximately $21,300,000, which expire in 2020 and 2021 and are available to offset future U. S. taxable income.

The reconciliation of the reported income tax expense benefits to the amount that would result by applying the U.S. federal statutory rate to income before income taxes is as follows:





                                                                                                         Period October 1,
                                                                                                           1999 (date of
                                                                 Year ended            Year ended        inception) through
                                                              December 31, 2001    December 31, 2000     December 31, 1999
                                                             -----------------------------------------------------------
Tax benefit at U.S. statutory rate of 35%                     $ (4,585,013)          (4,498,704)           (226,631)
Effect of permanent differences                                      6,195                7,456                 216
State income taxes, net of federal benefit                        (590,754)            (561,299)            (25,922)
Effect of change in valuation allowance for deferred
  tax assets                                                     5,169,572            3,536,430                   -
                                                              ----------------------------------------------------------
Total                                                         $          -        $  (1,516,117)         $ (252,337)
                                                              ==========================================================

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

5.       Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which Sylvan Ventures subscribed to purchase 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") for aggregate proceeds of $20,000,000. The Preferred Stock has been issued with the following terms:

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

Dividends

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

                    Notes to Financial Statements (continued)

6.       Class A Convertible Common Stock

During 2000, the Company commenced an offering of up to 3,000,000 shares of Class A Convertible Common Stock ("Class A") to be issued to Sylvan Learning Center franchisees that execute participation agreements that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages. The Company has authorized the issuance of 10,000,000 shares of $0.001 par value Class A.

On March 30, 2001, the Company issued, for no monetary consideration, 2,452,484 shares of Class A pursuant to the receipt of executed participation agreements from Sylvan Learning Center franchisees. Upon issuance, $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At December 31, 2001, accumulated amortization totaled $268,240.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan (see Note 2).

The Class A was issued with the following terms:

Redemption Rights

The Class A Convertible Common Stock is redeemable upon the occurrence of certain events or transactions solely at the discretion of the Company. The redemption amount is equal to the greater of $0.875 per share or the appraised value.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

6.       Class A Convertible Common Stock (continued)

Conversion Rights

The Class A will automatically convert into shares of common stock upon the sale of the Company or upon the closing of an underwritten public offering of at least $10,000,000 of gross proceeds to the Company with a price to the public of not less than $4.00 per share. Each share of Class A is convertible into one share of common stock.

Dividends

The holders of the Class A are entitled to share ratably in any dividends declared by the Board of Directors, assuming the conversion of all outstanding convertible securities.

Liquidation

In the event of liquidation, the holders of Class A are entitled to share any remaining net assets ratably with all stockholders, assuming conversion of all convertible securities.

Voting Rights

Each share of the Class A has substantially the same voting rights as the number of shares of common stock into which it can be converted.

Restrictions on Transfer

The transfer of Class A, other than to the Company, is restricted until September 30, 2010.

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

During 2001, the Company issued options to purchase 616,500 shares of common stock to the Company's employees ("employee options") and options to purchase 599,000 shares of common stock to Sylvan employees ("non-employee options") for $0.975 per share, the estimated fair value of common stock on the date of grant. At December 31, 2001, 179,750 employee options were exercisable and 196,375 non-employee options were exercisable. The options vest over periods of up to four years and expire ten years from the date of grant. No options have been exercised or forfeited at December 31, 2001. The weighted average remaining contractual life at December 31, 2001 is 8.28 years for employee options and
8.35 years for non-employee options. No options had been granted under the plan as of December 31, 2000.

To determine the pro forma data required by Statement No.123, the Company used the Black-Scholes option-pricing model to measure the fair value of options at the date of grant with the following weighted average assumptions: risk-free interest rate of 4.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.44 and an expected life of the granted options of five years. The weighted average estimated fair value of the Company's stock options granted utilizing the Black-Scholes option-pricing model was $0.45.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures for employee options, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma expense calculated using Black-Scholes for employee options was immaterial to the net loss for the year ended December 31, 2001, and would not change basic and diluted loss per common share.

The aggregate fair value of the non-employee options granted during 2001 of $269,550 has been treated as a dividend to Sylvan by recording the value of the options as an increase to additional paid-in capital and the corresponding value of the dividend as a decrease to additional paid-in capital.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

9.       Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                            Period
                                                                                                        October 1, 1999
                                                                                       Year ended          (date of
                                                              Year ended December     December 31,     inception) through
                                                                   31, 2001              2000           December 31, 2001
                                                             -------------------- -------------------- ------------------
Net loss accumulated during the development stage            $   (13,100,036)     $    (11,337,324)    $   (24,832,539)
                                                             ==================== ==================== ==================

Weighted-average common shares outstanding during the
   period                                                         16,036,924             7,019,178          10,257,366
Dilutive effect of subscribed and unissued preferred stock                 -                     -                   -
                                                             -------------------- -------------------- ------------------
Shares used in computations                                       16,036,924             7,019,178          10,257,366
                                                             ==================== ==================== ==================

Basic and diluted loss per common share                      $         (0.82)     $          (1.62)    $         (2.42)
                                                             ==================== ==================== ==================

Since the Company was not incorporated until February 3, 2000, no computation has been presented for the period October 1, 1999 (date of inception) through December 31, 1999. The subscribed and unissued shares of Series A Convertible Preferred Stock have not been included in the weighted-average calculation as they are not eligible to share in dividends until the consideration is paid, and are therefore considered for purposes of computing loss per share the equivalent of warrants. The dilutive effect of these subscriptions is computed using the treasury stock method, whereby the unpaid balance is assumed to be proceeds used to purchase stock under the treasury stock method. At December 31, 2001 and 2000, no additional dilution from preferred stock resulted from the computation.

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)

                    Notes to Financial Statements (continued)

10.      Operating Leases

The Company leases certain computer and other equipment under non-cancelable operating leases that are guaranteed by Sylvan. Future minimum lease payments under non-cancelable operating leases consisted of the following at December 31, 2001:

2002                                                           $270,127
2003                                                            202,954
                                                               --------
                                                               $473,081
                                                               ========

Rent expense under all operating leases for the years ended December 31, 2001 and 2000 was $276,686 and $101,298, respectively.

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
                    Notes to Financial Statements (continued)

12.      Quarterly Financial Data (Unaudited) (continued)

                                                March 31,   June 30,   September 30,   December 31,
Three Months Ended                                2001       2001         2001             2001
----------------------------------------------------------------------------------------------------
Revenues                                    $     29,255  $     31,346   $    137,756  $    261,974
Operating costs and  expenses                  3,515,171     3,642,244      2,843,921     3,681,393
                                            --------------------------------------------------------
Loss from operations                          (3,485,916)   (3,610,898)    (2,706,165)   (3,419,419)

Non-operating expense (income)                   121,005       108,000         91,100      (442,467)
                                            --------------------------------------------------------
Net Loss                                    $ (3,606,921) $ (3,718,898)  $ (2,797,265) $ (2,976,952)
                                            ========================================================

Basic and diluted loss per common share     $      (.024) $      (0.23)  $      (0.17) $      (0.18)
Shares used in computation                    14,817,495    16,452,484     16,452,484    16,452,484




                                                March 31,   June 30,   September 30,   December 31,
Three Months Ended                                2000        2000         2000             2000
----------------------------------------------------------------------------------------------------
Revenues                                    $          -  $          -   $          -  $     15,921
Operating costs and expenses                  (1,358,167)   (2,532,304)    (3,182,549)   (5,668,742)
                                            --------------------------------------------------------
Loss from operations                          (1,358,167)   (2,532,304)    (3,182,549)   (5,652,821)

Non-operating expense                                  -             -         48,621        78,979
Allocated income tax benefit                     534,528       981,589              -             -
                                            --------------------------------------------------------
Net Loss                                    $   (823,639) $ (1,550,715)  $ (3,231,170) $ (5,731,800)
                                            ========================================================

Basic and diluted loss per common share              n/a  $     (10.08)  $      (0.23) $      (0.41)
Shares used in computation                           n/a       153,846     14,000,000    14,000,000

During the three months ended December 31, 2001, the Company recognized non-operating income of $525,653 related to the forgiveness of interest expense from Sylvan Ventures (see Note 3).

                                  eSylvan, Inc.
                      (a Subsidiary of Sylvan Ventures, LLC
                        and a Development Stage Company)


                    Notes to Financial Statements (continued)

13.      Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2001, the Company had $250,880 in cash and a working capital deficiency of $4,735,359. The Company has incurred net losses of $24,832,539 and used $22,338,258 in its operations since inception. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has a $10 million revolving line of credit with Sylvan Ventures expiring on December 31, 2002, of which $4,469,673 is outstanding at December 31, 2001. In addition, the Company executed a stock purchase agreement with Sylvan Ventures in February 2002, as discussed in Note 14. The Company believes that its cash will be sufficient to meet its obligations in the ordinary course of business through July 2002. Management believes sufficient capital can be obtained to support planned operations through December 31, 2002, however there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

14.      Subsequent Event

In February 2002, the Company issued 4,947,368 additional shares of Series A Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $9.4 million. The Company used $6,205,668 of the proceeds to repay the outstanding balance on the line of credit to Sylvan Ventures.