Form 10-Q
period 2002-03-31
ESYLVAN INC
filed 2002-05-14
CIK 1113605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                           ----------------------------
                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           ------------  --------------
                        Commission file number: 333-42530
                           ----------------------------

                                  eSylvan, Inc.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                            52-2257470
                 ----------------------------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
              organization)                               Identification No.)

        506 South Central Avenue, Baltimore, Maryland           21202
                 ----------------------------------------------
       (Address of principal executive offices)               (ZIP Code)

                                 (410) 843-2622
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 13, 2002, the registrant had 16,452,484 outstanding shares of Common Stock.

                                  eSYLVAN, INC.

                                      INDEX

PART I.                                                                     PAGE

ITEM 1.    Financial Statements (Unaudited)

           Balance Sheets - March 31, 2002 and December 31,

              2001.........................................................   2

           Statements of Operations - Three Months Ended March 31, 2002

               and 2001....................................................   4

           Statements of Cash Flows - Three Months Ended March 31, 2002

                     and 2001..............................................   5

           Notes to Financial Statements - March 31, 2002..................   6

ITEM 2.    Management's Discussion and Analysis of Financial Condition

                 and Results of Operations.................................  10

ITEM 3.    Quantitative and Qualitative Disclosure of Market Risk..........  13

PART II.

ITEM 2.    Changes in Securities and Use of Proceeds.......................  14

ITEM 6.    Exhibits and Reports on Form 8-K................................  14

           SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)


                                 Balance Sheets

                                                                                   March 31,             December 31,
                                                                                     2002                    2001
                                                                               ---------------------------------------------
                                                                                 (Unaudited)
Assets
Current assets:
   Cash                                                                             $         -            $     250,880
   Accounts receivable, net of allowance of $21,824 and
     $32,713 at March 31, 2002 and December 31, 2001,
     respectively                                                                       168,494                   85,475
   Prepaid expenses                                                                     257,119                  127,456
   Prepaid royalties to Sylvan                                                          739,153                  839,153
                                                                               ---------------------------------------------
Total current assets                                                                  1,164,766                1,302,964

Property and equipment:
   Furniture and equipment                                                            1,533,157                1,532,672
   Software                                                                           2,458,982                2,430,969
   Educational content                                                                  969,427                  969,427
   Leasehold improvements                                                                 4,374                    4,374
                                                                               ---------------------------------------------
                                                                                      4,965,940                4,937,442
   Accumulated depreciation and amortization                                         (2,934,849)              (2,414,992)
                                                                               ---------------------------------------------
                                                                                      2,031,091                2,522,450

Intangible assets:
   Participation agreements, net of accumulated
     amortization of $357,653 and $268,240 at March 31,
     2002 and December 31, 2001, respectively                                         1,788,270                1,877,683


                                                                               ---------------------------------------------
Total assets                                                                        $ 4,984,127            $   5,703,097
                                                                               =============================================

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)


                           Balance Sheets (continued)

                                                                                  March 31,                 December 31,
                                                                                    2002                        2001
                                                                               ----------------------------------------------
                                                                                (Unaudited)
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                                          $   1,367,429            $     979,788
   Fees payable to Sylvan                                                               132,696                  201,740
   Borrowings under line of credit with Sylvan Ventures                                       -                4,469,673
   Deferred revenue                                                                     305,570                  387,122
                                                                               ----------------------------------------------
Total current liabilities                                                             1,805,695                6,038,323

Commitments and contingent liabilities                                                        -                        -

Stockholders' equity (deficit):
   Series A Convertible Preferred Stock, par value $.001
        per share -20,000,000 shares authorized, 15,473,684
        and 10,526,316 shares issued and outstanding  as of
        March 31, 2002 and December 31, 2001, respectively                               15,474                   10,526
   Class A Convertible Common Stock, par value $.001
        10,000,000 shares authorized, 2,452,484 shares
        issued and outstanding as of March 31, 2002 and
        December 31, 2001                                                                 2,452                    2,452
   Common stock, par value $.001 per share - authorized
        70,000,000 shares, 14,000,000 shares issued and
        outstanding as of March 31, 2002 and December 31, 2001                           14,000                   14,000
   Additional paid-in capital                                                        33,414,280               24,019,228
   Less: Receivable from Sylvan Ventures for Series A Convertible
        Preferred Stock                                                              (2,635,332)                       -
                                                                               ---------------- -----------------------------
                                                                                     30,810,874               24,046,206
   Accumulated deficit                                                              (27,632,442)             (24,381,432)
                                                                               ----------------------------------------------
Total stockholders' equity (deficit)                                                  3,178,432                 (335,226)
                                                                               ----------------------------------------------
Total liabilities and stockholders' equity (deficit)                              $   4,984,127            $   5,703,097
                                                                               ==============================================

See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)


                      Statements of Operations (Unaudited)

                                                   Three months ended March 31,
                                               ------------------------------------
                                                      2002            2001
                                               ------------------------------------
Revenues                                         $     516,184     $     30,133

Costs and expenses
Direct costs of services provided                      498,636          186,923
Sales and marketing                                    801,522          418,538
General and administrative                           1,647,672        1,665,115
Research and development                               436,384          959,213
Management services and facilities usage
 charges from Sylvan                                   382,980          286,260
                                               ------------------------------------
Total operating costs and expenses                   3,767,194        3,516,049
                                               ------------------------------------

Loss from operations                                (3,251,010)      (3,485,916)
Interest expense                                             -          121,005
                                               ------------------------------------
Net loss                                         $  (3,251,010)    $ (3,606,921)
                                               ====================================

Basic and diluted loss per common share          $       (0.20)    $      (0.24)
                                               ====================================

See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)


                      Statements of Cash Flows (Unaudited)

                                                                      Three months ended March 31,
                                                         --------------------------------------------------
                                                                     2002                    2001
                                                         --------------------------------------------------
  Operating activities
  Net loss                                                      $   (3,251,010)         $  (3,606,921)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation and amortization                                    609,270                434,498
      Changes in operating assets and liabilities:
        Accounts receivable                                            (83,019)               (22,179)
        Prepaid expenses                                              (129,663)                24,886
        Prepaid royalties to Sylvan                                    100,000                      -
        Other assets                                                         -                  7,246
        Accounts payable and accrued expenses                          387,641               (995,696)
        Fees payable to Sylvan                                         (69,044)               316,145
        Deferred revenue                                               (81,552)                  (704)
                                                         -------------------------------------------------
  Net cash used in operating activities                             (2,517,377)            (3,842,725)
                                                         -------------------------------------------------

  Investing activities
  Purchase of property and equipment                                   (69,996)              (643,028)
  Proceeds from sale of property
     and equipment                                                      41,498                      -
  Due from Employee                                                          -               (175,000)
                                                         -------------------------------------------------
  Net cash used in investing activities                                (28,498)              (818,028)
                                                         -------------------------------------------------

  Financing activities
  Payment of direct costs incurred in connection with
     Class A Common Stock offering                                           -                (88,829)
  Proceeds from borrowings under line of credit with
     Sylvan Ventures                                                 1,735,995              5,291,046
  Payments on line of credit with Sylvan Ventures                   (6,205,668)            (3,333,334)
  Sale of Series A Preferred Stock to Sylvan Ventures                6,764,668              3,333,334
                                                         -------------------------------------------------
  Net cash provided by financing activities                          2,294,995              5,202,217
                                                         -------------------------------------------------

  Net change in cash and cash equivalents                             (250,880)               541,464
  Cash and cash equivalents at beginning of period                     250,880                      -
                                                         -------------------------------------------------
  Cash and cash equivalents at end of period                    $            -          $     541,464
                                                         =================================================

See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

                                 March 31, 2002

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

Since inception through December 31, 2001, the Company's activities consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, prior to January 1, 2002, the Company was considered a development stage company.

2. New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Effective January 1, 2002, the Company adopted the provisions of Statement No. 144 and the adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

3.   Income Taxes

The Company is a majority owned subsidiary of Sylvan Ventures, LLC ("Sylvan Ventures"). Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three month periods ended March 31, 2002 and March 31, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forward.

4.    Issuance of Class A Convertible Common Stock

On March 30, 2001, the Company distributed 2,452,484 shares of Class A Common Stock ("Class A") pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon issuance $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At March 31, 2002 and December 31, 2001, accumulated amortization totaled $357,653 and $268,240, respectively.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan. For the three months ended March 31, 2002 and 2001, the Company recognized royalty expense of $100,000 and $0, respectively, related to this agreement.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

5.   Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it sold 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription was paid in six separate closings that occurred at the end of each calendar quarter between September 30, 2000 and December 31, 2001. During the three months ended March 31, 2001, 1,754,386 shares were issued for aggregate consideration of $3,333,334.

In February 2002, the Company issued 4,947,368 additional shares of Series A Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $9,400,000 (see Note 7).

6.   Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                     Three months ended March 31,
                                                 ------------------------------------
                                                         2002           2001
                                                         ----           ----
Net loss                                              $ (3,251,010)  $  (3,606,921)
                                                 ====================================

Weighted-average common and Class A
   common shares outstanding during the period          16,452,484      14,817,495
                                                 ------------------------------------
Shares used in computations                             16,452,484      14,817,495
                                                 ====================================

Basic and diluted loss per common share               $      (0.20)  $       (0.24)
                                                 ====================================


Basic and diluted loss per common share are equal because the assumed conversion of preferred stock is antidilutive.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

7.  Liquidity and Capital Resources

The Company has a revolving credit facility with Sylvan Ventures under which it may borrow, through December 31, 2002, up to $10,000,000. At March 31, 2002 and December 31, 2001, the Company had $0 and $4,469,673 outstanding under the line of credit, respectively.

In February 2002, the Company issued 4,947,368 additional shares of Series A Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $9,400,000. The Series A Preferred Stock was issued with the same terms as the existing Series A Preferred Stock. The Company received $6,764,668 in cash and recorded a receivable from Sylvan Ventures of $2,635,332. The Company used $6,205,668 of the proceeds to repay the line of credit with Sylvan Ventures.

The Company's operating losses, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to the Company's future development plans and future capital requirements are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Factors that could cause actual results to differ materially include the following: the reliability of our technology, our efforts to establish, maintain and strengthen the eSylvan brand, consumer acceptance of online tutoring, our ability to secure additional financing and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The Company delivers supplemental education to families and children through a variety of applications on the Internet. From October 1, 1999 (date of inception) through December 31, 2001, the Company was a development stage business. The Company's lack of operating history makes it difficult to evaluate its business and prospects. The Company's results of operations and future prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment.

Results of Operations

Comparison of results for the three months ended March 31, 2002 to results for the three months ended March 31, 2001

     The Company incurred net losses of $3.3 million and $3.6 million for the three months ended March 31, 2002 and 2001, respectively.

     Revenues for the three months ended March 31, 2002 and March 31, 2001 were $0.5 million and $30,000, respectively. The increase in revenues resulted from increased effectiveness of media spending combined with increased media spending.

     During the three months ended March 31, 2002 and 2001, the Company incurred $3.8 million and $3.5 million, respectively, in operating costs and other expenses in implementing its business plan.

     Direct costs of services provided for the three months ended March 31, 2002 and March 31, 2001 were $0.5 million and $0.2 million, respectively, which primarily consisted of labor for instructional, technical and operations support and installation. The increase was a direct result of the increase in revenues.

     Sales and marketing expenses increased by $0.4 million to $0.8 million for the three months ended March 31, 2002, compared to $0.4 million for the three months ended March 31, 2001. The increase in sales and marketing expenses was due to the Company's increased efforts to enroll significantly more students. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the "eSylvan" brand, which include costs to produce materials.

     General and administrative expenses decreased by $0.1 million to $1.6 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The decrease in general and administrative expenses resulted from additional functions being transferred to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan.

     Research and development expenses decreased by $0.6 million to $0.4 million for the three months ended March 31, 2002, compared to $1.0 million for the three months ended March 31, 2001. The decrease in research and development expenses was due to the Company's on-line tutoring technical infrastructure reaching a more mature stage in its development.

     Management services and facilities usage charges from Sylvan increased by $0.1 million to $0.4 million for the three months ended March 31, 2002, compared to $0.3 million for the three months ended March 31, 2001. Under a services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. During 2002, certain information systems personnel were transferred from the Company's employment to Sylvan's, resulting in an increase in these charges.

     Interest and other expenses decreased by $0.1 million to $0 for the three months ended March 31, 2002, compared to $0.1 million for the three months ended March 31, 2001. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest on the line of credit.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.5 million for the three months ended March 31, 2002, compared to $3.8 million for the three months ended March 31, 2001. The decrease in cash used in operating activities resulted primarily from a $0.5 million reduction in the Company's net loss before depreciation and amortization and a decrease in the amount paid to vendors for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2002 were $0.1 million, consisting primarily of expenditures for software. Capital expenditures for the three months ended March 31, 2001 were $0.6 million, consisting primarily of computer and related equipment, educational content and software.

     The Company has a revolving credit facility with Sylvan Ventures that expires December 31, 2002, under which the Company may borrow up to $10 million. Through December 31, 2001, borrowings under the line of credit bore interest on the unpaid principal balance equal to the prime lending rate. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest. As of March 31, 2002, no borrowings were outstanding under the line of credit.

     In February 2002, the Company issued 4,947,368 shares of Series A convertible preferred stock to Sylvan Ventures for an aggregate purchase price of $9.4 million. The Company received $6.8 million in cash, and recorded a receivable from Sylvan Ventures of $2.6 million. The Company used $6.2 million of the proceeds to repay the outstanding balance on the line of credit with Sylvan Ventures. The proceeds not used to repay the line of credit with Sylvan Ventures will be used to fund operations of the Company.

     The Company expects to incur significant negative cash flow from operations for the foreseeable future. Although the Company believes that its line of credit with Sylvan Ventures and the $2.6 million due from Sylvan Ventures at March 31, 2002 in connection with the sale of 4,947,368 shares of Series A convertible preferred stock to Sylvan Ventures will satisfy its cash requirements through July 2002, the Company does not expect that the current resources will be sufficient to support its growth and operations until the Company is profitable. The Company cannot guarantee that it will be able to raise additional funds, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture's voting control over it. The Company is unable to predict the amount of additional financing it will need after July 2002 because such amount is substantially dependent upon the success of the business plan, marketing and advertising efforts and factors outside the Company's control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed herein. The Company's failure to raise the funds necessary to establish and grow the business would have a material adverse effect on the business and the Company's ability to generate and grow revenues. If the Company raises funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution.

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

Impact of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Effective January 1, 2002, the Company adopted the provisions of Statement No. 144 and the adoption of the new standard did not have a material impact on the Company's financial position or results of operation.

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

     The Company's revolving credit facility with Sylvan Ventures does not bear interest. Accordingly, a change in market interest rates would not impact the Company's results of operations.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              See Notes 5 and 7 to Notes to Financial Statements ( unaudited ) filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      None.

  (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                           eSylvan, Inc.


                                           /s/ David S. Graves
Date: May 13, 2002                         ---------------------------
                                           David S. Graves
                                           President and Chief Operating Officer


                                           /s/ Barry C. Offutt
Date: May 13, 2002                         --------------------------
                                           Barry C. Offutt
                                           Chief Financial Officer