Form 10-Q
period 2002-06-30
ESYLVAN INC
filed 2002-08-14
CIK 1113605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                           ---------------------------

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           ---------------------------

                        Commission file number: 333-42530

                           ---------------------------

                                  eSylvan, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   52-2257470
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       506 South Central Avenue, Baltimore, Maryland             21202
       ---------------------------------------------          ----------
         (Address of principal executive offices)             (ZIP Code)

                                 (410) 843-2622
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       As of August 12, 2002, the registrant had 16,512,484 outstanding shares of Common Stock.

                                  eSYLVAN, INC.

                                      INDEX

PART I.                                                                        PAGE
ITEM 1.     Financial Statements (Unaudited)

            Balance Sheets - June 30, 2002 and December 31,

               2001 ..........................................................   2

            Statements of Operations - Three Months Ended June 30, 2002

               and 2001 ......................................................   4

            Statements of Operations - Six Months Ended June 30, 2002

               and 2001 ......................................................   5

            Statements of Cash Flows - Six Months Ended June 30, 2002

               and  2001 .....................................................   6

            Notes to Financial Statements - June 30, 2002 ....................   7

ITEM 2.     Management's Discussion and Analysis of Financial Condition

               and Results of Operations .....................................  11

ITEM 3.     Quantitative and Qualitative Disclosure of Market Risk ...........  15

PART II.

ITEM 2.     Changes in Securities and Use of Proceeds ........................  16

ITEM 5.     Other Information ................................................  16

ITEM 6.     Exhibits and Reports on Form 8-K .................................  16

            SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                                 Balance Sheets

                                                              June 30,     December 31,
                                                                2002           2001
                                                          -------------------------------
                                                            (Unaudited)
Assets
Current assets:
   Cash                                                     $   349,430    $   250,880
   Accounts receivable, net of allowance of $48,745 and
     $32,713 at June 30, 2002 and December 31, 2001,
     respectively                                               284,979         85,475
   Prepaid expenses                                             140,217        127,456
   Prepaid royalties to Sylvan                                  639,153        839,153
                                                            -----------    -----------
Total current assets                                          1,413,779      1,302,964

Property and equipment:
   Furniture and equipment                                    1,599,743      1,532,672
   Software                                                   2,487,992      2,430,969
   Educational content                                          969,427        969,427
   Leasehold improvements                                         4,374          4,374
                                                            -----------    -----------
                                                              5,061,536      4,937,442
   Accumulated depreciation and amortization                 (3,453,827)    (2,414,992)
                                                            -----------    -----------
                                                              1,607,709      2,522,450

Intangible assets:
   Participation agreements, net of accumulated
     amortization of $447,067 and $268,240 at June 30,
     2002 and December 31, 2001, respectively                 1,698,856      1,877,683
                                                            -----------    -----------
Total assets                                                $ 4,720,344    $ 5,703,097
                                                            ===========    ===========

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                           Balance Sheets (continued)

                                                                         June 30,       December 31,
                                                                           2002             2001
                                                                      ------------------------------
                                                                       (Unaudited)
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                               $  1,330,400    $   9 79,788
   Fees payable to Sylvan                                                   186,350         201,740
   Borrowings under line of credit with Sylvan Ventures                     169,060       4,469,673
   Deferred revenue                                                         412,241         387,122
                                                                      ------------------------------
Total current liabilities                                                 2,098,051       6,038,323

Commitments and contingent liabilities                                            -               -

Stockholders' equity (deficit):
   Series A Convertible Preferred Stock, par value $.001
        per share -20,000,000 shares authorized, 15,473,684
        and 10,526,316 shares issued and outstanding as of
        June 30, 2002 and December 31, 2001, respectively                    15,474          10,526
   Class A Convertible Common Stock, par value $.001
        per share -10,000,000 shares authorized, 2,512,484
        and 2,452,484 shares issued and outstanding as of
        June 30, 2002 and December 31, 2001, respectively                     2,512           2,452
   Common stock, par value $.001 per share - authorized
        70,000,000 shares, 14,000,000 shares issued and
        outstanding as of June 30, 2002 and
        December 31, 2001                                                    14,000          14,000
   Additional paid-in capital                                            33,472,424      24,019,228
   Accumulated deficit                                                  (30,882,117)    (24,381,432)
                                                                      ------------------------------
Total stockholders' equity (deficit)                                      2,622,293        (335,226)
                                                                      ------------------------------
Total liabilities and stockholders' equity (deficit)                   $  4,720,344    $  5,703,097
                                                                      ==============================

See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                      Statements of Operations (Unaudited)

                                                  Three months ended June 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ---------------------------

Revenues                                          $   729,789    $    32,721

Costs and expenses
Direct costs of services provided                     667,135        204,093
Sales and marketing                                   934,425        755,488
General and administrative                          1,621,566      1,913,156
Research and development                              418,703        532,155
Management services and facilities usage
 charges from Sylvan                                  337,635        238,727
                                                  ---------------------------
Total operating costs and expenses                  3,979,464      3,643,619
                                                  ---------------------------

Loss from operations                               (3,249,675)    (3,610,898)
Interest expense                                            -        108,000
                                                  ---------------------------
Net loss                                          $(3,249,675)   $(3,718,898)
                                                  ===========================

Basic and diluted loss per common share           $     (0.20)   $     (0.23)
                                                  ===========================


See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                      Statements of Operations (Unaudited)

                                                   Six months ended June 30,
                                                 ----------------------------
                                                      2002           2001
                                                 ----------------------------

Revenues                                          $ 1,245,973    $    62,854

Costs and expenses
Direct costs of services provided                   1,165,771        391,016
Sales and marketing                                 1,735,947      1,174,026
General and administrative                          3,269,238      3,578,271
Research and development                              855,087      1,491,368
Management services and facilities usage
 charges from Sylvan                                  720,615        524,987
                                                 ----------------------------
Total operating costs and expenses                  7,746,658      7,159,668
                                                 ----------------------------

Loss from operations                               (6,500,685)    (7,096,814)
Interest expense                                            -        229,005
                                                 ----------------------------
Net loss                                          $(6,500,685)   $(7,325,819)
                                                 ============================

Basic and diluted loss per common share           $     (0.39)   $     (0.47)
                                                 ============================


See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                      Statements of Cash Flows (Unaudited)

                                                           Six months ended June 30,
                                                         ------------------------------
                                                               2002           2001
                                                         ------------------------------
 Operating activities
 Net loss                                                  $(6,500,685)   $(7,325,819)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                           1,217,662      1,013,826
     Non-cash compensation expense                              58,204              -
     Changes in operating assets and liabilities:
       Accounts receivable, net                               (199,504)       (61,306)
       Prepaid expenses                                        (12,761)       (17,988)
       Prepaid royalties to Sylvan                             200,000       (858,385)
       Other assets                                                  -          7,246
       Accounts payable and accrued expenses                   350,612       (780,304)
       Fees payable to Sylvan                                  (15,390)       767,156
       Deferred revenue                                         25,119         63,282
                                                         ------------------------------
 Net cash used in operating activities                      (4,876,743)    (7,192,292)
                                                         ------------------------------

 Investing activities

 Purchase of property and equipment                           (165,592)      (810,698)
 Proceeds from sale of property and
     equipment                                                  41,498        111,335
 Due from employee                                                   -       (175,000)
                                                         ------------------------------
 Net cash used in investing activities                        (124,094)      (874,363)
                                                         ------------------------------

 Financing activities
 Payment of direct costs incurred in connection
    with Class A Convertible Common Stock
    offering                                                         -       (173,236)
 Proceeds from borrowings under line of credit
    with Sylvan Ventures                                     1,905,055      8,285,686
 Payments on line of credit with Sylvan
    Ventures                                                (6,205,668)    (6,666,667)
 Sale of Series A Convertible Preferred Stock to
    Sylvan Ventures                                          9,400,000      6,666,667
                                                         ------------------------------
 Net cash provided by financing activities                   5,099,387      8,112,450
                                                         ------------------------------

 Net change in cash                                             98,550         45,795
 Cash at beginning of period                                   250,880              -
                                                         ------------------------------
 Cash at end of period                                     $   349,430    $    45,795
                                                          =============================

See accompanying notes.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)


                    Notes to Financial Statements (Unaudited)

                                  June 30, 2002

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

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

                    Notes to Financial Statements (Unaudited)

3. Income Taxes

The Company is a majority owned subsidiary of Sylvan Ventures, LLC ("Sylvan Ventures"). Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three month and six month periods ended June 30, 2002 and June 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forward.

4. Issuance of Class A Convertible Common Stock

On March 30, 2001, the Company distributed 2,452,484 shares of Class A Common Stock ("Class A") pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisee's support of the Company's Internet-based delivery of educational services. Upon issuance, $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At June 30, 2002 and December 31, 2001, accumulated amortization totaled $447,067 and $268,240, respectively.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan. For the three months ended June 30, 2002 and 2001, the Company recognized royalty expense of $100,000 and $1,375, respectively. For the six months ended June 30, 2002 and 2001, the Company recognized royalty expense of $200,000 and $2,253, respectively.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

5.   Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it sold 10,526,316 shares of Series A Convertible Preferred Stock ("Preferred Stock") during the period from September 2000 through December 2001 for aggregate proceeds of $20,000,000. The subscription was paid in six separate closings that occurred at the end of each calendar quarter between September 30, 2000 and December 31, 2001. During the six months ended June 30, 2001, 3,508,772 additional shares were issued for aggregate consideration of $6,666,667.

In February 2002, the Company issued 4,947,368 additional shares of the Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $9,400,000 (see Note 7).

6.   Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                Three months ended June 30,             Six months ended June 30,
                                           ---------------------------------------------------------------------------
                                                 2002               2001                2002                 2001
                                                 ----               ----                ----                 ----
Net loss                                   $   (3,249,675)    $   (3,718,898)      $   (6,500,685)      $  (7,325,819)
                                           ==================================     ====================================

Weighted-average common and Class A
   common shares outstanding during the
   period                                      16,512,484         16,452,484           16,492,926          15,639,506
                                           ----------------------------------     ------------------------------------
Shares used in computations                    16,512,484         16,452,484           16,492,926          15,639,506
                                           ==================================     ====================================

Basic and diluted loss per
common share                               $        (0.20)   $         (0.23)     $         (0.39)      $       (0.47)
                                           ==================================     ====================================

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock and exercise of outstanding stock options would result in the computation being antidilutive as a result of the net loss in each period presented.

                                  eSylvan, Inc.
                     (a Subsidiary of Sylvan Ventures, LLC)

                    Notes to Financial Statements (Unaudited)

7.  Liquidity and Capital Resources

The Company has a revolving credit facility with Sylvan Ventures under which it may borrow, through December 31, 2002, up to $10,000,000. At June 30, 2002 and December 31, 2001, the Company had $169,060 and $4,469,673 outstanding under the line of credit, respectively.

In February 2002, the Company issued 4,947,368 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $9,400,000. The Preferred Stock was issued with the same terms as the existing Preferred Stock. The Company used $6,205,668 of the proceeds to repay the line of credit with Sylvan Ventures and $3,194,332 to fund operations of the Company.

In July 2002, Sylvan Ventures agreed to purchase 2,000,000 additional shares of the Preferred Stock for a total purchase price of $3,800,000. This Preferred Stock will be issued with the same terms and price as the existing Preferred Stock.

The Company's operating losses, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing through Sylvan Ventures. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

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

Results of Operations

Comparison of results for the three months ended June 30, 2002 to results for the three months ended June 30, 2001

         The Company incurred net losses of $3.2 million and $3.7 million for the three months ended June 30, 2002 and 2001, respectively.

         Revenues for the three months ended June 30, 2002 and June 30, 2001 were $0.7 million and $33,000, respectively. The increase in revenues is due to increased enrollments resulting from improved effectiveness of media spending combined with an increase in the amount of media spending.

         During the three months ended June 30, 2002 and 2001, the Company incurred $4.0 million and $3.6 million, respectively, in operating costs and other expenses in implementing its business plan.

         Direct costs of services provided for the three months ended June 30, 2002 and June 30, 2001 were $0.7 million and $0.2 million, respectively, which primarily consisted of labor for instructional, technical and operations support and installation. The increase of $0.5 million was a direct result of the increase in new enrollments and corresponding tutoring sessions delivered.

         Sales and marketing expenses increased by $0.2 million, or 24%, to $0.9 million for the three months ended June 30, 2002, compared to $0.8 million for the three months ended June 30, 2001. The increase in sales and marketing expenses was due to the Company's increased efforts to enroll students. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the "eSylvan" brand, which include costs to produce materials.

         General and administrative expenses decreased by $0.3 million, or 15%, to $1.6 million for the three months ended June 30, 2002, compared to $1.9 million for the three months ended June 30, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The decrease in general and administrative expenses reflects a reduction in personnel and consulting costs of $0.2 million and the outsourcing of approximately $0.1 million of additional functions to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan.

         Research and development expenses decreased by $0.1 million, or 21%, to $0.4 million for the three months ended June 30, 2002, compared to $0.5 million for the three months ended June 30, 2001. The decrease in research and development expenses was due to the Company's on-line tutoring technical infrastructure reaching a more mature stage in its development.

         Management services and facilities usage charges from Sylvan increased by $0.1 million, or 41%, to $0.3 million for the three months ended June 30, 2002, compared to $0.2 million for the three months ended June 30, 2001. Under a services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. The Company and Sylvan identified certain information systems functions which could be performed more economically by Sylvan. Accordingly, during 2002, certain information systems functions were performed by Sylvan, resulting in an increase of $0.1 million in these charges.

         Interest and other expenses decreased by $0.1 million to no charge for the three months ended June 30, 2002, compared to $0.1 million for the three months ended June 30, 2001. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest on the line of credit.

Comparison of results for the six months ended June 30, 2002 to results for the six months ended June 30, 2001

         The Company incurred net losses of $6.5 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively.

         Revenues for the six months ended June 30, 2002 and June 30, 2001 were $1.2 million and $0.1 million, respectively. The increase in revenues is due to increased enrollments resulting from improved effectiveness of media spending combined with an increase in the amount of media spending.

         During the six months ended June 30, 2002 and 2001, the Company incurred $7.7 million and $7.2 million, respectively, in operating costs and other expenses in implementing its business plan.

         Direct costs of services provided for the six months ended June 30, 2002 and June 30, 2001 were $1.2 million and $0.4 million, respectively, which primarily consisted of labor for instructional, technical and operations support and installation. The increase of $0.8 million was a direct result of the significant increase in enrollments and corresponding tutoring sessions delivered.

         Sales and marketing expenses increased by $0.6 million, or 48%, to $1.7 million for the six months ended June 30, 2002, compared to $1.2 million for the six months ended June 30, 2001. The increase in sales and marketing expenses was due to the Company's increased efforts to enroll students. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the "eSylvan" brand, which include costs to produce materials.

         General and administrative expenses decreased by $0.3 million, or 9%, to $3.3 million for the six months ended June 30, 2002, compared to $3.6 million for the six months ended June 30, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. The decrease in general and administrative expenses reflects a reduction in personnel and consulting costs of $0.2 million and the outsourcing of approximately $0.2 million of additional functions to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan.

         Research and development expenses decreased by $0.6 million, or 43%, to $0.9 million for the six months ended June 30, 2002, compared to $1.5 million for the six months ended June 30, 2001. The decrease in research and development expenses was due to the Company's on-line tutoring technical infrastructure reaching a more mature stage in its development.

         Management services and facilities usage charges from Sylvan increased by $0.2 million, or 37%, to $0.7 million for the six months ended June 30, 2002, compared to $0.5 million for the six months ended June 30, 2001. Under a services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. The Company and Sylvan identified certain information systems functions which could be performed more economically by Sylvan.

Accordingly, during 2002, certain information systems functions were performed by Sylvan resulting in an increase of $0.2 million in these charges.

Interest and other expenses decreased by $0.2 million to no charge for the six months ended June 30, 2002, compared to $0.2 million for the six months ended June 30, 2001. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest on the line of credit.

Liquidity and Capital Resources

         Net cash used in operating activities was $4.9 million for the six months ended June 30, 2002, compared to $7.2 million for the six months ended June 30, 2001. The decrease in cash used in operating activities for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 resulted primarily from a $1.0 million reduction in the Company's net loss before depreciation and amortization, a decrease in the cash used to fund prepaid royalties to Sylvan and a reduction in capital expenditures. Capital expenditures for the six months ended June 30, 2002 were $0.2 million, consisting primarily of expenditures for software. Capital expenditures for the six months ended June 30, 2001 were $0.8 million, consisting primarily of computer and related equipment, educational content and software.

         The Company has a revolving credit facility with Sylvan Ventures that expires on December 31, 2002, under which the Company may borrow up to $10 million. Through December 31, 2001, borrowings under the line of credit bore interest on the unpaid principal balance equal to the prime lending rate. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest. As of June 30, 2002, $169,060 was outstanding under the line of credit.

         In February 2002, the Company issued 4,947,368 shares of the Preferred Stock to Sylvan Ventures for an aggregate purchase price of $9.4 million. The Company used $6.2 million of the proceeds to repay the outstanding balance on the line of credit with Sylvan Ventures. The proceeds not used to repay the line of credit with Sylvan Ventures were used to fund operations of the Company.

         In July 2002, Sylvan Ventures agreed to purchase 2,000,000 additional shares of the Preferred Stock for a total purchase price of $3,800,000. This Preferred Stock will be issued with the same terms and price as the existing Preferred Stock.

         The Company expects to incur significant negative cash flow from operations for the foreseeable future. Although the Company believes that its line of credit with Sylvan Ventures and the $3.8 million from Sylvan Ventures' additional funding commitment will satisfy its cash requirements through October 2002, the Company does not expect that the current resources will be sufficient to support its growth and operations until the Company is profitable. The Company cannot guarantee that it will be able to raise additional funds, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture's voting control over it. The Company is unable to predict the amount of additional financing it will need because such amount is substantially dependent upon the success of the business plan, marketing and advertising efforts and factors outside the Company's control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed herein. The Company's failure to raise the funds necessary to establish and grow the business would have a material adverse effect on the business and the Company's ability to generate and grow revenues. If the Company raises funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing common stock, and our current common stockholders may experience dilution.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       See Note 7 to Notes to Financial Statements ( unaudited ) filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

       The Registrant has filed with the Securities and Exhcange Commission the Certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       None

   (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        eSylvan, Inc.



Date: August 13, 2002                   /s/ David S. Graves
                                        ---------------------------
                                        David S. Graves
                                        President and Chief Operating Officer


Date: August 13, 2002                   /s/ Barry C. Offutt
                                        ---------------------------
                                        Barry C. Offutt
                                        Chief Financial Officer