Form 10-Q
period 2002-09-30
ESYLVAN INC
filed 2002-11-12
CIK 1113605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-42530

eSylvan, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2257470 (I.R.S. Employer Identification No.)

506 South Central Avenue, Baltimore, Maryland (Address of principal executive offices)	21202 (ZIP Code)

(410) 843-2622
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of November 12 , 2002, the registrant had 16,512,484 outstanding shares of Common Stock.

eSylvan, Inc.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$281,088	$250,880
Accounts receivable, net of allowance of $48,417and $32,713 at September 30, 2002 and December 31, 2001, respectively	288,027	85,475
Prepaid expenses	174,733	127,456
Prepaid royalties to Sylvan	539,153	839,153

Total current assets	1,283,001	1,302,964
Property and equipment:
Furniture and equipment	1,641,703	1,532,672
Software	2,516,849	2,430,969
Educational content	969,427	969,427
Leasehold improvements	5,897	4,374

	5,133,876	4,937,442
Accumulated depreciation and amortization	(3,854,212)	(2,414,992)

	1,279,664	2,522,450
Intangible assets:
Participation agreements, net of accumulated amortization of $536,480 and $268,240 at September 30, 2002 and December 31, 2001, respectively	1,609,443	1,877,683

Total assets	$4,172,108	$5,703,097

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

BALANCE SHEETS (continued)

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND DEFICIENCY OF ASSETS
Current liabilities:
Accounts payable and accrued expenses	$1,168,228	$979,788
Fees payable to Sylvan	210,900	201,740
Borrowings under line of credit with Sylvan Ventures	3,119,449	4,469,673
Deferred revenue	264,243	387,122

Total current liabilities	4,762,820	6,038,323
Commitments and contingent liabilities	—	—
Deficiency of assets:
Series A Convertible Preferred Stock, par value $.001 per share—20,000,000 shares authorized, 15,473,684 and 10,526,316 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	15,474	10,526
Class A Convertible Common Stock, par value $.001 per share—10,000,000 shares authorized, 2,512,484 and 2,452,484 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	2,512	2,452
Common stock, par value $.001 per share—authorized 70,000,000 shares, 14,000,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001	14,000	14,000
Additional paid-in capital	33,472,424	24,019,228
Accumulated deficit	(34,095,122)	(24,381,432)

Total deficiency of assets	(590,712)	(335,226)

Total liabilities and deficiency of assets	$4,172,108	$5,703,097

See accompanying notes.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,
	2002	2001
Revenues	$858,336	$140,738

Costs and expenses
Direct costs of services provided	766,029	271,232
Sales and marketing	1,007,632	341,435
General and administrative	1,459,420	1,431,008
Research and development	494,835	479,608
Management services and facilities usage charges from Sylvan	343,425	323,620

Total operating costs and expenses	4,071,341	2,846,903

Loss from operations	(3,213,005)	(2,706,165)
Interest expense	—	91,100

Net loss	$(3,213,005)	$(2,797,265)

Basic and diluted loss per common share	$(0.19)	$(0.17)

See accompanying notes.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended September 30,
	2002	2001
Revenues	$2,104,309	$203,592

Costs and expenses
Direct costs of services provided	1,931,800	662,248
Sales and marketing	2,743,579	1,515,461
General and administrative	4,717,910	5,009,278
Research and development	1,349,922	1,970,976
Management services and facilities usage charges from Sylvan	1,074,788	848,608

Total operating costs and expenses	11,817,999	10,006,571

Loss from operations	(9,713,690)	(9,802,979)
Interest expense	—	320,105

Net loss	$(9,713,690)	$(10,123,084)

Basic and diluted loss per common share	$(0.59)	$(0.64)

See accompanying notes.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities
Net loss	$(9,713,690)	$(10,123,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,707,460	1,610,462
Non-cash compensation expense	58,204	—
Changes in operating assets and liabilities:
Accounts receivable, net	(202,552)	(32,732)
Prepaid expenses	(47,277)	(23,043)
Prepaid royalties to Sylvan	300,000	(858,385)
Other assets	—	7,246
Accounts payable and accrued expenses	188,440	(963,837)
Fees payable to Sylvan	9,160	630,962
Deferred revenue	(122,879)	96,488

Net cash used in operating activities	(7,823,134)	(9,655,923)

Investing activities
Purchase of property and equipment	(237,932)	(818,735)
Proceeds from sale of property and equipment	41,498	111,335

Net cash used in investing activities	(196,434)	(707,400)

Financing activities
Payment of direct costs incurred in connection with Class A Convertible Common Stock offering	—	(173,236)
Proceeds from borrowings under line of credit with Sylvan Ventures	4,855,444	10,847,040
Payments on line of credit with Sylvan Ventures	(6,205,668)	(10,000,000)
Sale of Series A Convertible Preferred Stock to Sylvan Ventures	9,400,000	10,000,000

Net cash provided by financing activities	8,049,776	10,673,804

Net change in cash	30,208	310,481
Cash at beginning of period	250,880	—

Cash at end of period	$281,088	$310,481

See accompanying notes.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (Unaudited)

September 30, 2002

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2001.

Since inception through December 31, 2001, the Company’s activities consisted primarily of organizational and research and development activities for its planned principal operations. Accordingly, prior to January 1, 2002, the Company was considered a development stage company.

2.  New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Effective January 1, 2002, the Company adopted the provisions of Statement No. 144 and the adoption of the new standard did not have a material impact on the Company’s financial position or results of operations.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC

Notes to Financial Statements (Unaudited)

3.  Income Taxes

The Company is a majority owned subsidiary of Sylvan Ventures, LLC (“Sylvan Ventures”). Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three month and nine month periods ended September 30, 2002 and September 30, 2001, the Company has not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forward.

4.  Issuance of Class A Convertible Common Stock

On March 30, 2001, the Company distributed 2,452,484 shares of Class A Common Stock (“Class A”) pursuant to the receipt of executed participation agreements from the Sylvan Learning Center franchisees that provide for the franchisee’s support of the Company’s Internet-based delivery of educational services. Upon issuance, $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At September 30, 2002 and December 31, 2001, accumulated amortization totaled $536,480 and $268,240, respectively.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan. For the three months ended September 30, 2002 and 2001, the Company recognized royalty expense of $100,000 and $2,982, respectively. For the nine months ended September 30, 2002 and 2001, the Company recognized royalty expense of $300,000 and $5,235 respectively.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC

Notes to Financial Statements (Unaudited)

5.  Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which it sold 10,526,316 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for aggregate proceeds of $20,000,000. The subscription was paid in six separate closings that occurred at the end of each calendar quarter between September 30, 2000 and December 31, 2001.

In February 2002, the Company issued 4,947,368 additional shares of the Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $9,400,000 (see Note 7).

6.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(3,213,005)	$(2,797,265)	$(9,713,690)	$(10,123,084)

Weighted-average common and Class A common shares outstanding during the period	16,512,484	16,452,484	16,499,517	15,913,477

Shares used in computations	16,512,484	16,452,484	16,499,517	15,913,477

Basic and diluted loss per common share	$(0.19)	$(0.17)	$(0.59)	$(0.64)

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock and exercise of outstanding stock options would result in the computation being antidilutive as a result of the net loss in each period presented.

eSylvan, Inc.
(a Subsidiary of Sylvan Ventures, LLC

Notes to Financial Statements (Unaudited)

7.  Liquidity and Capital Resources

The Company has a revolving credit facility with Sylvan Ventures under which it may borrow, through December 31, 2002, up to $10,000,000. At September 30, 2002 and December 31, 2001, the Company had $3,119,449 and $4,469,673 outstanding under the line of credit, respectively.

In February 2002, the Company issued 4,947,368 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $9,400,000. The Preferred Stock was issued with the same terms as the existing Preferred Stock. The Company used $6,205,668 of the proceeds to repay the line of credit with Sylvan Ventures and $3,194,332 to fund operations of the Company.

In July 2002, Sylvan Ventures agreed to purchase 2,000,000 additional shares of the Preferred Stock for a total purchase price of $3,800,000. In November 2002, Sylvan Ventures agreed to purchase 1,578,947 additional shares of the Preferred Stock for a total purchase price of $3,000,000. This Preferred Stock will be issued with the same terms and price as the previously issued Preferred Stock. As of September 30, 2002, the Company had not yet issued these securities. Proceeds will be utilized to repay amounts due under the line of credit and fund operations of the Company.

The Company’s operating losses, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing through Sylvan Ventures. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

I TEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to the Company’s future development plans and future capital requirements, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Factors that could cause actual results to differ materially include the following: the reliability of our technology, our efforts to establish, maintain and strengthen the eSylvan brand, consumer acceptance of online tutoring, our ability to secure additional financing and other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company delivers supplemental education to families and children through a variety of applications on the Internet. From October 1, 1999 (date of inception) through December 31, 2001, the Company was a development stage business. The Company’s lack of an operating history makes it difficult to evaluate its business and prospects. The Company’s results of operations and future prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment.

Results of Operations

Comparison of results for the three months ended September 30, 2002 to results for the three months ended September 30, 2001

The Company incurred net losses of $3.2 million and $2.8 million for the three months ended September 30, 2002 and 2001, respectively.

Revenues for the three months ended September 30, 2002 and September 30, 2001 were $0.9 million and $0.1 million, respectively. The increase in revenues was due to higher enrollments resulting from an increase in the amount of media spending combined with improved effectiveness of media spending.

During the three months ended September 30, 2002 and 2001, the Company incurred $4.1 million and $2.8 million, respectively, of total operating costs and other expenses in implementing its business plan.

Direct costs of services provided for the three months ended September 30, 2002 and September 30, 2001 were $0.8 million and $0.3 million, respectively, which consisted primarily of labor for instructional, technical and operations support. The $0.5 million increase was the direct result of higher enrollments and corresponding tutoring sessions delivered.

Sales and marketing expenses increased by $0.7 million, or 195%, to $1.0 million for the three months ended September 30, 2002, from $0.3 million for the three months ended September 30, 2001. The increase in sales and marketing expenses was due to the Company’s increased efforts to enroll students. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the “eSylvan” brand.

General and administrative expenses increased 2.0%, to $1.5 million for the three months ended September 30, 2002, from $1.4 million for the three months ended September 30, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. During 2002, the Company and Sylvan Learning Systems, Inc., the Company’s majority stockholder (“Sylvan”), identified certain information systems functions that could be performed more economically by Sylvan. Accordingly, general and administrative expenses reflect the outsourcing of approximately $0.1 million of additional functions to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan and a reduction in general and administrative expenses.

Research and development expenses increased 3.2%, to $0.5 million for the three months ended September 30, 2002, from $0.5 million for the three months ended September 30, 2001.

Management services and facilities usage charges from Sylvan increased 6.1%, to $0.3 million for the three months ended September 30, 2002, from $0.3 million for the three months ended September 30, 2001. Under the Company’s services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. During 2002, certain information systems functions previously performed by the Company were transferred to Sylvan, resulting in an increase of $0.1 million in these charges.

The Company incurred no interest expense for the three months ended September 30, 2002, compared to $0.1 million for the three months ended September 30, 2001. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest on the line of credit between the Company and Sylvan’s affiliate, Sylvan Ventures.

Comparison of results for the nine months ended September 30, 2002 to results for the nine months ended September 30, 2001

The Company incurred net losses of $9.7 million and $10.1 million for the nine months ended September 30, 2002 and 2001, respectively.

Revenues for the nine months ended September 30, 2002 and September 30, 2001 were $2.1 million and $0.2 million, respectively. The increase in revenues was due to higher enrollments resulting from an increase in the amount of media spending combined with improved effectiveness of media spending.

During the nine months ended September 30, 2002 and 2001, the Company incurred $11.8 million and $10.0 million, respectively, of total operating costs and other expenses in implementing its business plan.

Direct costs of services provided for the nine months ended September 30, 2002 and September 30, 2001 were $1.9 million and $0.7 million, respectively, which consisted primarily of labor for instructional, technical and operations support. The $1.3 million increase was the direct result of the significantly higher enrollments and corresponding tutoring sessions delivered.

Sales and marketing expenses increased by $1.2 million, or 81%, to $2.7 million for the nine months ended September 30, 2002, from $1.5 million for the nine months ended September 30, 2001. The increase in sales and marketing expenses was due to the Company’s increased efforts to enroll students. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the “eSylvan” brand.

General and administrative expenses decreased by $0.3 million, or 5.8%, to $4.7 million for the nine months ended September 30, 2002, from $5.0 million for the nine months ended September 30, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. This decrease in general and administrative expenses resulted from the outsourcing of approximately $0.3 million of additional functions to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan and a reduction in general and administrative expenses.

Research and development expenses decreased by $0.6 million, or 31.5%, to $1.3 million for the nine months ended September 30, 2002, from $2.0 million for the nine months ended September 30, 2001. The decrease in research and development expenses was due to the fact that the Company’s on-line tutoring technical infrastructure reached a more mature stage in its development.

Management services and facilities usage charges from Sylvan increased by $0.2 million, or 26.7%, to $1.1 million for the nine months ended September 30, 2002, compared to $0.8 million for the nine months ended September 30, 2001. This increase resulted from the outsourcing to Sylvan, during 2002, of certain information systems functions previously performed by the Company.

The Company incurred no interest expense for the nine months ended September 30, 2002, compared to $0.3 million for the nine months ended September 30, 2001. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest on the line of credit.

Liquidity and Capital Resources

The company used net cash in its operating activities for the nine months ended September 30, 2002 of $7.8 million, primarily to fund the Company’s $7.9 million loss before depreciation and amortization and other non-cash charges. The Company used net cash in its operating activities for the nine months ended September 30, 2001 of $9.7 million, primarily to fund the Company’s loss before depreciation and amortization of $8.5 million and prepaid royalties to Sylvan of $0.9 million. Capital expenditures for the nine months ended September 30, 2002 were $0.2 million, consisting primarily of expenditures for computer software. Capital expenditures for the nine months ended September 30, 2001 were $0.8 million, consisting primarily of educational content and computer software.

The Company has a revolving credit facility with Sylvan Ventures that expires on December 31, 2002, under which the Company may borrow up to $10.0 million. Through December 31, 2001, borrowings under the line of credit bore interest on the unpaid principal balance equal to the prime-lending rate. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future interest. As of September 30, 2002, $3.1 million was outstanding under the line of credit. Proceeds from the sale of Preferred Stock, as discussed below, will be utilized to repay amounts due under the line of credit.

In February 2002, the Company issued 4,947,368 shares of the Preferred Stock to Sylvan Ventures for an aggregate purchase price of $9.4 million. The Company used $6.2 million of the proceeds to repay the then outstanding balance on the line of credit with Sylvan Ventures. The proceeds not used to repay the line of credit with Sylvan Ventures were used to fund operations of the Company.

In July 2002, Sylvan Ventures agreed to purchase 2,000,000 additional shares of Preferred Stock for a total purchase price of $3.8 million. In November 2002, Sylvan Ventures agreed to purchase 1,578,947 additional shares of the Preferred Stock for a total purchase price of $3.0 million. This Preferred Stock will be issued with the same terms and price as the previously issued Preferred Stock. As of September 30, 2002, the Company had not issued these securities.

The Company expects to incur significant negative cash flow from operations for the foreseeable future. The Company believes that its line of credit with Sylvan Ventures and the $6.8 million committed by Sylvan Ventures will satisfy its cash requirements through January 2003. However, the Company does not expect that its current resources will be sufficient to support its growth and operations until it becomes profitable. The Company cannot be certain that it will be able to raise additional funds as needed, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in the Company due to Sylvan Venture’s voting control over it. The Company is unable to predict the amount of additional financing it will need because the amount is substantially dependent upon the Company’s success in implementing its business plan, including its marketing and advertising efforts and a variety of factors outside the Company’s control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed herein. The Company’s failure to obtain the funds necessary to establish and grow its business will have a material adverse effect on the business and the Company’s ability to generate and grow revenues. If the Company raises funds through the issuance of equity or equity-related securities, these securities will likely have rights, preferences or privileges senior to those of the rights of the Company’s Common Stock, and current holders of the Common Stock will experience dilution, which may be substantial.

The Company’s current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Effective January 1, 2002, the Company adopted the provisions of Statement No. 144. The adoption of the new standard did not have a material effect on the Company’s financial position or results of operation.

Effects of Inflation

Inflation has not had a material effect on the Company’s revenues and expenses since inception on October 1, 1999. Inflation is not expected to have a material future effect for the foreseeable future.

ITEM 4.     CONTROLS AND PROCEDURES

As of November 11, 2002 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in the reports that the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 7 to Notes to Financial Statements (unaudited) filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 5.

       The Company has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (the “Act”) as an exhibit to this Quarterly Report on Form 10-Q. The Certifications required by Section 302 of the Act are included as part of this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       99.1  Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.
       99.2  Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

eSylvan, Inc.

Date: November 12, 2002	/s/ David S. Graves
David S. Graves President and Chief Operating Officer

Date: November 12, 2002	/s/ Barry C. Offutt
Barry C. Offutt Chief Financial Officer