Form 10-K
period 2002-12-31
ESYLVAN INC
filed 2003-03-31
CIK 1113605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-42530

eSylvan, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2257470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 South Central Avenue, Baltimore, Maryland	21202
(Address of principal executive offices)	(ZIP Code)

(410) 843-2622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

On June 28, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, based upon the price at which the Common Stock was last sold, was $2,450,000.

As of March 26, 2003, the registrant had 14,000,000 outstanding shares of Common Stock and 2,517,984 outstanding shares of Class A Convertible Common Stock.

ESYLVAN, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I.

ITEM 1: BUSINESS

FORWARD-LOOKING STATEMENTS

Many statements we make in this Annual Report on Form 10-K under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under the heading “Factors that May Affect Future Results.”

Overview

eSylvan, Inc. (the “Company”) was incorporated by Sylvan Learning Systems, Inc. (“Sylvan”) on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering high quality supplemental education programs to students through internet-based applications. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to a newly formed majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC (“Sylvan Ventures”). Through December 31, 2001, we were considered a development stage company.

We deliver individualized supplemental education to families and children via applications on the Internet. Through our fee-based services, we deliver diagnostic and prescriptive instruction in real time. Our services are comparable to services that Sylvan Learning Centers, a division of Sylvan, provide in their traditional bricks and mortar learning center environment. Since our inception, we have focused on leveraging our licensed right to use Sylvan intellectual property, including the Sylvan instructional methodology, the Sylvan brand, and our marketing partnership with Sylvan and to create various referral opportunities between eSylvan and Sylvan Learning Centers. Using these rights as a foundation, we have made substantial investments in technology and education resources and have developed the capability to provide these services over the Internet. In addition to delivering our tutoring services to individual students, we are also conducting pilot offerings of these services to a limited number of school districts.

We launched our web site, commenced delivering services to the public and started recognizing revenue in October 2000. Until October 2000, our operations consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet education industry opportunities, and the development of our technical and operational infrastructure.

We maintain our corporate offices at 506 South Central Avenue, Baltimore, Maryland 21202. Our telephone number is (410) 843- 2622. Our web site address is http://www.esylvan.com. Information contained on our web site is not part of this Annual Report on Form 10-K.

K through 12 Distance Learning Through the Internet

We believe that the broad accessibility of the Internet and its real-time interactive nature make it an ideal platform for K through 12 distance learning. Learning online encourages students to participate in classes and activities at times that are convenient for them from a variety of geographic locations, particularly their own homes. Online learning allows both students and parents additional flexibility by eliminating transportation requirements. We believe that growth in Internet usage should provide a rapidly expanding market for distance learning. In order to meet this demand, we believe that education providers face several challenges in delivering education over the Internet. We believe that effective online learning requires that students receive:

•	Comparable experience and results to in-person learning

•	Access to content

•	Access to qualified teachers and tutors

•	Ability to track results

The eSylvan solution

We offer two or three-to-one diagnostic and prescriptive instruction over the Internet for students seeking a highly individualized and convenient program of supplemental academic help. By providing instructional services at home, eSylvan makes the tutoring process more convenient for both the student and the parent. Modeled after Sylvan’s Learning Center-based program, our Internet-based program requires from four to six months to complete and generally comprises 40 to 60 hours of instruction. We provide instruction on average twice a week in one-hour sessions, and our Academic Directors schedule parent conferences periodically during the program. Throughout a student’s course of study, we test students using specially designed mastery tests, and we share the results with parents on an ongoing basis. We offer our online tutoring programs at prices that are comparable to the prices of similar programs offered by most private tutors and learning centers.

Each of our teachers is fully certified and has completed a formalized training program prior to his or her initial student session. This ensures that the quality of our services are consistent from teacher to teacher and allows us to offer our parents a guarantee. We guarantee that each math and reading student will progress one full grade-level equivalent after 36 hours of instruction, or we will provide 12 additional hours of instruction at no additional charge.

Content

We use tutoring content for our core reading and math programs which is based upon Sylvan’s Individual Learning Objectives (ILO) tutoring curricula. The ILO tutoring curricula provide a measurable academic outcome from a series of activities or curriculum based programs and has been tested and proven to be effective through 22 years in the market and more than one million students. We spent a significant portion of our efforts through 2001 in converting the ILO curricula into an Internet-deliverable format. We believe students’ academic progress through our on-line program approximates that of Sylvan’s Learning Center programs. Given the breadth of the offerings available from Sylvan and the expansion of these offerings that we have done to date, we are not dependent upon other third parties for educational content.

Marketing

Our customer acquisition and retention strategy includes the following marketing activities:

•	Direct Response Marketing. The majority of our students currently come to us through our on-line marketing campaigns. Utilizing knowledge gained through our efforts to date and through Sylvan’s experiences, we have established a network of providers of web based advertising and are constantly working to refine this network to ensure that we are obtaining the highest quality audience at the lowest possible cost. We may expand our sources of students in the future to other media areas such as radio, television and print as well as direct mail. We also believe that as we expand our student population, we will gain more referrals from our current and former students.

•	Sylvan Referrals and Cross Marketing. We intend to pursue cross-promotional opportunities with existing and former Sylvan customers in cross-referral relationships developed with Sylvan’s franchised learning centers.

•	Sylvan Education Solutions relationship. We intend to assist Sylvan Education Solutions in meeting the needs of under-served populations of students through the recently enacted federal No Child Left Behind Title I reauthorization.

Technology

Our service offerings are supported by a technical infrastructure developed to provide effective interaction over the Internet for students and instructors and an operational support environment for effective business operation. Our technical infrastructure includes commercial technologies that have been integrated by our technology staff with some outsourcing to consulting firms.

The primary interface to our learning environment is a personal computer equipped with a 56K modem connection to the Internet. We supply each student and instructor with an audio headset, a microphone and a pen-shaped mouse. All these components are commonly available retail products. Students, and begining in 2002 our instructors, gain access to our online program by entering our web site where information on learning programs is presented. Once registered for a learning program, students interact with instructors in real time through an audio/visual session, where existing technologies permit simultaneous voice and data transmission over the Internet connection. This learning environment permits the instructor to control a tutoring session for up to three students per session. Instructors can present curriculum associated content on a whiteboard that appears on the student’s computer, and that both parties can simultaneously reference and markup or annotate. The whiteboard may also be used without content so that either party in the session can use freeform drawing tools for illustration purposes. In addition to our technical infrastructure, we have licensed access to technology-based solutions developed by Sylvan. Included in this licensed technology are the following key items:

•	Teach 2000. The Teach 2000 software delivers content on demand in the learning center environment and tracks the instructional delivery process as teachers and students work through a personalized instruction plan. Based on this software, we have developed an application to provide a complete learning environment for students and instructors that can be accessed through the Internet.

•	Shortcut to Success/Sylvan Automated Assessment System. STS/SAAS delivers and scores a variety of tests for students that enroll at Sylvan. These software systems are seamlessly integrated to deliver diagnostic and prescriptive tests that pinpoint a student’s skill gaps, analyze a student’s test results to prepare a personalized instruction profile and create initial and on-going parent conference reports to monitor progress. We have licensed this program from Sylvan and adapted it for use on the Internet.

Together, these two pieces of software allow us to create unique programs for each student and to track student progress as our programs are delivered to students. U.S. patents are pending for these proprietary software programs. Sylvan will hold the patents and the software will be used under license from Sylvan.

We have also developed and continue to develop several administrative applications to support our learning environment. Our customer relationship management system permits us to retrieve student-specific data including specific tutoring session schedules.

Competition

We believe that the key competitive factors in our market are:

•	Technology, expertise and capabilities

•	Brand recognition

•	Content and instructional methodology

•	Access to capital

We compete in the tutoring market against both traditional bricks and mortar providers of educational services and companies that are implementing an online business plan.

•	Individual Tutors. We compete with individual home tutors who typically serve higher income families. In most geographic areas, individual tutors have the largest share of the tutoring market. We may also compete with state and local education agencies that fund individual tutoring. Our experience to date indicates we do not substantially compete with traditional Sylvan Learning Centers because they serve the segment of the market that is highly desirous of face-to-face services.

•	Online Providers. We compete with several companies that currently participate in the online tutoring market. Further, we expect that some existing bricks and mortar tutoring companies, and others, will begin to distribute their services over the Internet in the near future. We believe that our services differ significantly from those currently offered by these companies. Other online providers currently provide only a portion of the services we offer, and we are not aware of any other companies that provide the full range of services that we provide. Current competitors generally provide either a chat-only homework help service or provide only a whiteboard for instruction with no available assessment, content or measurable results. Others may provide a synchronous access to content, without live instruction. A variety of models like these, though they differ from ours, compete with us for market share.

•	New Entrants. As Internet and broadband services become more widely deployed in the K through 12 market, we expect new and as yet unidentified companies to enter the market. Traditional media companies and rapidly expanding Internet companies represent potential new competition.

Many of our current and potential competitors have longer operating histories and greater customer or user bases, brand recognition and greater financial, marketing and other resources than we do. In addition, many of these competitors can devote substantially greater resources to product development, marketing and promotional campaigns and web site and systems development than we can.

Relationship with Sylvan and Sylvan Ventures

Sylvan created us as a stand-alone business to separate our online educational services business from Sylvan’s other businesses and to facilitate our capital raising. Although we have hired a seasoned management team and built a staff, we will continue to be dependent for the foreseeable future upon the resources provided by Sylvan and Sylvan Ventures for the execution of our business plan. Currently, 100% of our funding requirements are derived from commitments from Sylvan Ventures. See “Factors That May Affect Future Results – Pending Transaction Affecting Sylvan, Sylvan Ventures and eSylvan” for information regarding the proposed separation of Sylvan’s K through 12 businesses, including eSylvan, from its international and online university business.

Sylvan Learning Centers

Sylvan seeks to provide educational services with consistent, quantifiable results, and has delivered its core educational services to more than 1.6 million students in grades K-12 over the past 20 years. In 2002, Sylvan provided services to approximately 150,000 students through nearly 900 centers in North America. Sylvan offers programs for students of all ages and skill-levels who want to catch up, keep up or get ahead. Sylvan’s range of programs includes beginning, academic and accelerated reading; basic math, algebra I and II and geometry; writing and composition; study skills; and SAT/ACT preparation. In addition, Sylvan offers certified high school courses for credit in geometry, algebra I and II, trigonometry, pre-calculus and English 9, 10 and 11.

Services provided to us by Sylvan

Professional Services Agreement

Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive amounts equal to five percent, up to a maximum of $100, of all revenues received by Sylvan for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay a sales commission of $300.

Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a referred student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation that teacher receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences (calculated as a salary reimbursement multiplied by 30%). Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100 per instructor.

Co-Marketing. We have provided a link to Sylvan’s web site on our web site, and Sylvan has provided a link to our web site on its web site. Sylvan has agreed to adhere to our reasonable directives concerning promotion of our business, including displaying posters or other promotional materials in Sylvan-owned centers and requesting its franchisees to display posters or other promotional materials in their centers.

License Agreement

We have entered into a license agreement with Sylvan, under which we have licensed certain of the materials that we believe are necessary to implement our business plan as follows:

•	“eSYLVAN,” “eSYLVAN.COM”, and the associated Internet domain name, “1-800-eSylvan”, “SYLVAN”, “SYLVAN LEARNING CENTER,” “SYLVAN LEARNING CENTERS,” “SYLVAN LEARNING SYSTEMS” and such other trade names, trademarks, service marks, associated logos and symbols as may be designated by Sylvan in writing.

•	The Sylvan system, which includes, Sylvan’s proprietary programs, systems and techniques and certain copyrighted materials, all software and computer programs necessary to offer the online educational services and such other content as may be designated by Sylvan in writing.

•	New materials, modifications, enhancements and improvements related to the above (subject to an additional license fee).

The licenses of Sylvan’s trademarks and content as described above are limited to use in connection with our Internet business in the United States and Canada. For the duration of this agreement and for one year thereafter, we have agreed not, directly or indirectly, to engage in or compete with any of Sylvan’s site-based businesses or centers offering certain educational services. For the duration of this agreement and for one year thereafter, Sylvan has agreed not, directly or indirectly, to engage in or compete with any of our fee-based educational services that we provide online to students, other than those services provided online to students at any of Sylvan’s site-based businesses or centers.

Under this agreement, we have the right to modify Sylvan’s intellectual property or create derivative works and Sylvan has the right to modify any software or materials that we create or develop for our business or create derivative works from our software and materials. We will own any copyright in the derivative works created by us and we have agreed to license to Sylvan these derivative works for no additional consideration. We have agreed that Sylvan will own any copyright in the derivative works created by it from our intellectual property and that Sylvan will license to us these derivative works for no additional consideration. With respect to certain other intellectual property that we develop for our business, including software and other materials, Sylvan will have 30 days from the date it receives notice that we have developed this material to notify us of its desire to license it. Any license will be for a reasonable fee designed to permit us to recoup our development costs on a proportional basis across all the products or services in which we will commercialize the material. We will have 30 days from the date we receive notice that Sylvan has developed or created any new intellectual property, including software or other materials, related to its learning center business to notify Sylvan if we desire to obtain a license of that content. Any license will be for a fee based on financial terms offered to all of its franchise licensees.

We have paid Sylvan an initial license fee of $1 million and have agreed to pay Sylvan a periodic, running royalty equal to four percent of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During 2001, there was no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year’s minimum royalty. The guaranteed minimum royalty for calendar year 2002 was $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by the amounts that we paid to Sylvan franchisees who received shares of our Class A Convertible Common Stock. We have accounted for the payments to Sylvan franchises as prepaid royalties under our agreement with Sylvan.

This agreement has an initial term of five years and will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is for the duration of the applicable copyrights and will not otherwise terminate. We have the option to serially renew the agreement for unlimited consecutive five-year terms and no initial license fee will be owed for such renewal terms.

We have agreed to cooperate with Sylvan in protecting the intellectual property licensed to us. Sylvan has agreed, at its expense, to defend and indemnify us from certain claims brought against us in the United States based upon any infringement of United States intellectual property rights with respect to only the licensed trademarks and service marks and not the licensed content; provided, however, that Sylvan’s liability is limited to the amount of royalties paid by us within the one year preceding the date upon which we make a demand for indemnification. We have agreed to defend any action, suit or proceeding brought against Sylvan based upon or arising out of our operation of our business.

Services Agreement

Sylvan has agreed to provide management services, MIS support services, corporate accounting services, PeopleSoft (database management) services, human resources/payroll services and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement, which had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time on 60 days notice.

Facility Use Agreement

Sylvan has agreed to provide us with the use of its facilities for a monthly use fee based upon Sylvan’s good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan’s lease payments. We currently occupy office space pursuant to this agreement. This agreement, which had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time on 60 days notice.

Sylvan Ventures, LLC

Founded in February 2000, Sylvan Ventures develops and invests in educational technology companies, providing them with access to brands, content and resources of its parent company Sylvan.

Funding provided to us by Sylvan Ventures includes:

•	A revolving line of credit in the amount of $10 million, which originally terminated on December 31, 2001, was extended through December 31, 2002. Sylvan Ventures and the Company have agreed that the balance outstanding under the line of credit on December 31, 2002 will be repaid from the proceeds of the sale of Series A preferred stock discussed below.

•	An investment of $20 million in return for 10,526,316 shares of our Series A preferred stock as of December 31, 2001. In February 2002, Sylvan Ventures purchased an additional 4,947,368 shares of our Series A preferred stock for $9.4 million. In February, 2003, Sylvan Ventures purchased an additional 3,578,947 shares of our Series A preferred stock for $6.8 million. In March, 2003, Sylvan Ventures agreed to purchase an additional 1,157,894 shares of our Series A Preferred Stock for $2.2 million.

See “Factors That May Affect Future Results – Pending Transaction Affecting Sylvan, Sylvan Ventures and eSylvan” for information regarding the proposed separation of Sylvan’s K through 12 businesses (including eSylvan) from its international and online university business.

Sylvan Learning Center Franchisees

During December 2000, we filed a Registration Statement on form S-1 for the registration of up to 3,000,000 shares of our Class A Convertible Common Stock to be issued to Sylvan Learning Center franchisees participating in the offering. On March 30, 2001, we issued 2,452,484 shares of Class A Common Stock pursuant to the receipt of executed participation agreements from various Sylvan Learning Center franchisees that provide for support of the delivery of our services to students living in a particular franchisees territory. In connection with this offering, we were obligated to pay an amount in cash to each Class A Convertible Common Stock shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, we paid an aggregate amount of $858,385 to the shareholders. These payments have been recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan. We are not able to deliver our services to students in territories for which the relevant franchisee has elected not to participate.

Government Regulation And Legal Uncertainties

There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state and local governments and agencies. Recently, the United States Congress enacted Internet legislation regarding children’s privacy, copyrights and taxation. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, restrictions on email solicitations (i.e. spam), taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our prospects and revenues.

Liability for information retrieved from our web site and other web sites

Content may be accessed on our web site or on other Internet sites that are linked to our web site. This content maybe downloaded by users and subsequently transmitted to others over the Internet. By providing those links, we may be exposed to claims that we are liable for wrongful actions by the owners of these sites. Claims of this nature have been brought, sometimes successfully, against providers of Internet services. We could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards, which may be offered on our web site. We also may be subject to claims, alleging that we, by directly or indirectly providing links to other web sites, are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective web sites. The Digital Millennium Copyright Act of 1998 established limited liability for online copyright infringement by online service providers for listing or linking to third party web sites that include copyright-infringing materials. Although we hold general liability insurance, that insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in significant expense and cash demands, which would adversely affect operating results and financial condition. Even to the extent that these claims do not result in liability, we could incur significant costs in investigating and defending against these claims, which would also adversely affect our operating results and financial condition.

Privacy Concerns

The Children’s Online Privacy Protection Act of 1998 makes it unlawful for an operator of a web site or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 in a manner which violates regulations adopted by the Federal Trade Commission (FTC). The FTC’s regulations require us to obtain parental consent before we obtain personal information from a child under the age of 13. The FTC also has regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. Accordingly, we are required to obtain verifiable parental consent for such collection activities and provide parental access to personal information we maintain about their children. While we believe we comply with the FTC’s regulations, the present regulations are subject to clarification through administrative implementation and amendment, and the specific means for complying remain to be developed. The costs of compliance could be a significant element of our costs of doing business.

Internet Taxation

A number of legislative proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Congress’ three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce has expired. Therefore, we cannot predict whether some type of federal and/or state taxes may be imposed in the future upon Internet commerce. Attempts to regulate or impose taxes on commerce over the Internet may substantially impede further growth of commerce on the Internet and adversely affect our business.

Jurisdictions

It is possible that, although our transmissions over the Internet will originate primarily in Maryland, the governments of other states might attempt to regulate our transmissions or prosecute us for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our prospects, operating results and financial condition. In addition, as we expect to offer our services in multiple states and Canada, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or Canada. As of the date of this filing, we are qualified to do business in 44 states. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our prospects, operating results and financial condition.

Employees

We have approximately 48 full-time and 168 part-time employees. We expect to hire additional full-time employees as we grow our business. We do not now foresee problems in hiring qualified employees to meet our needs. None of our employees are represented by a union. We consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks and factors described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Pending Transaction Affecting Sylvan, Sylvan Ventures and eSylvan

On March 10, 2003, Sylvan announced that it will focus exclusively on its international and online university business by selling its K-12 education operating units and disbanding Sylvan Ventures. Under the pending transaction, the Sylvan Learning Center and Sylvan Education Solutions divisions of Sylvan, the ownership interest in eSylvan held by Sylvan Ventures and other assets will be sold to Educate, Inc., a newly formed entity associated with Apollo Management LP. Additionally, Sylvan Ventures will be disbanded. We cannot predict how this transaction, if consummated, will impact our business, particularly our access to Sylvan management, the services provided to us under various management services agreements or our ability to obtain the working capital and /or equity capital we will need to continue to operate our business. This transaction is subject to the approval of various regulatory bodies and third parties.

Risks Related to Our Business

Our technology for the online delivery of tutoring services is new.

Our online program includes live, voice-based, interactive, three student to one teacher instruction with tutoring curriculum individualized to the student based upon a needs assessment supplemented by rewards for student participation. Although some other companies delivering tutoring services over the Internet have programs that rely on chat or message board homework help, these companies generally do not have programs that include one or more of the key features of our online program. This is primarily because the companies’ existing technology is not sufficiently developed to support our program. The key features of our technology are new and have been internally developed. This new technology includes our voice-based interactive instruction, our diagnostic and assessment software and our content search engine. If we fail to integrate such technology to provide reliable service to our customers, if our technology remains incompatible with some of our customer’s technology, or if the reliability of our technology decreases as the number of customers in our program increases, we may fail to become profitable.

We have only recently commenced recognizing revenues, our accumulated operating loss since inception was $37.4 million as of December 31, 2002, and we expect to generate significant operating losses and continue to experience negative cash flow for the foreseeable future.

We launched our web site, commenced delivering services to the public and started recognizing revenue in October 2000. As of December 31, 2002, we have generated approximately $3.2 million in revenues, and we have incurred an accumulated net loss of approximately $37.4 million from inception, consisting primarily of research and development, sales and marketing, legal, accounting, consulting, personnel and facilities costs. Our ability to generate revenue will depend on our ability to attract customers to our online educational services and improve our content and technology. We expect to reduce the size of our annual operating loss and cash flow requirements by enrolling and servicing fewer students in 2003 than we did in 2002, by enrolling and servicing those students on a more economical basis and by reducing our personnel and other overhead costs. By reducing our enrollments and the number of students served in 2003, we believe we can develop certain software applications and operational processes that will enable us to operate more efficiently as we increase our enrollments in future periods. Because we are relatively inexperienced in operating in the Internet market, our expenditures and cash requirements may be significantly higher than we anticipate. These expenses are substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside of our control such as lawsuits, unexpected technical difficulties with our on-line tutoring infrastructure, our need for additional financing and other factors discussed in this section. Our expenses generally will precede revenues. If these expenses are not followed by sufficient revenues, our business may not become profitable. If online tutoring fails to gain acceptance, it is unlikely that eSylvan will become a viable business.

For the foreseeable future, we will remain dependent upon our majority stockholder for operational support and financing.

From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan, from February 3, 2000 to June 29, 2000, we operated as a subsidiary of Sylvan. Since June 30, 2000, we have operated as a majority-owned subsidiary of Sylvan Ventures. Pursuant to separate agreements, Sylvan provides us with facilities, management services, intellectual property, including the eSylvan name, marketing referrals and a web site link to the Sylvan web site. Our facilities agreement with Sylvan had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time with 60 days notice. Our services agreement with Sylvan had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time with 60 days notice. Our license agreement with Sylvan has an initial term of five years; provided, however, that the license with respect to content is for the duration of the applicable copyrights. We have the option to serially renew the license agreement for unlimited additional five-year terms. Our professional services agreement with Sylvan terminates upon the termination or expiration of the license agreement.

Sylvan Ventures has met our financing needs through December 31, 2002, with a $10 million line of credit, which was extended through, but which expired on December 31, 2002, and the purchase of 15,473,684 shares of our Series A preferred stock for $29.4 million. In addition, Sylvan Ventures purchased an additional 3,578,947 shares of our Series A preferred stock in February 2003 for $6.8 million, which was used to pay off the line of credit at that date, without penalty, and in March 2003 agreed to purchase an additional 1,157,895 shares of our Series A preferred stock for $2.2 million. We do not expect these amounts to be sufficient to meet our cash needs through 2003. We believe that we could not replace the services and intellectual property that Sylvan provides to us on reasonable terms, if at all, and we do not know whether we could obtain capital from any other source. Accordingly, if Sylvan or Sylvan Ventures terminates its support of our business plan, we may not be able to continue operations, or if we continue operations, we may not become profitable. The terms and conditions of our agreements with Sylvan were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party.

If the proposed transaction affecting Sylvan, Sylvan Ventures and eSylvan is consummated, we anticipate that we will have adequate access to Sylvan and Sylvan Ventures management for a sufficient period of time to affect a transition. However, there can be no assurances that this will be the case. Neither Sylvan nor Apollo Management LLP has made any commitment to continue to finance development of our business, and we cannot predict whether we can obtain the necessary financing in the future. As we expect to experience negative cash flow from operations for the forseeable future, we may be unable to continue to operate if we do not continue to receive financial support from Sylvan Ventures or its successor.

We currently have two independent members of our board of directors.

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

Our success depends on attracting and retaining online consumers. Some factors that could prevent consumer acceptance of online tutoring services, and consequently our ability to generate our revenues, include:

•	student or parent preference for in-person tutoring relationships,

•	pricing that does not meet consumer expectations of finding “the lowest price on the Internet,” and

•	lack of consumer awareness of our online presence.

We may fail to retain and integrate key personnel.

Our success depends upon the continued services from key members of our management team. Loss of the services of these key persons would harm our business. Our senior management may not perform effectively as individuals or work together as a team. If we were to lose members of our management team we may not be able to achieve profitability or raise sufficient capital to allow us to continue our operations.

We may fail to attract qualified employees.

Our success also depends on our ability to attract, retain and motivate skilled employees, including trained instructors. Competition for these skilled employees is intense. We expect to experience difficulty in hiring and retaining skilled employees. We have no employment contracts with our employees.

If we do not establish, maintain and strengthen our brand, we may be unable to attract customers for our services or generate revenue opportunities.

We must continue to expend resources to establish the eSylvan brand and promote our services. We are in competition with a number of Internet companies currently seeking to establish their names as dominant brands in the online tutoring market. As such, we face competition for placement of our advertising on web sites that attract the appropriate prospects for our services and will also face additional expenses should we decide to expand our marketing efforts to radio, television and print media.

We will pursue an aggressive web-based direct response marketing campaign to establish, maintain and grow our brand. Our other advertising efforts will also be designed to strengthen our brand. We have incurred a total of $7.6 million in sales and marketing expenses to date through December 31, 2002. We expect substantial additional such expenditures to support our business plan and will require additional funds for these efforts from our parent company. We do not have any financing commitments from our parent company. See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation-Liquidity and Capital Resources.” If our promotional efforts are unsuccessful, we are unlikely to generate sufficient revenues to become profitable.

We face intense competition.

We compete with numerous providers of tutoring services, including other online companies as well as traditional bricks and mortar tutoring providers. Sylvan is a bricks and mortar provider of tutoring services through company-owned and franchised learning centers. Therefore, to the extent that Sylvan’s customers find online tutoring to be more convenient, we may actually compete with Sylvan. Some of our competitors have greater access to capital than we do and may use these resources to engage in aggressive advertising and promotion campaigns such as offering free services to attract new consumers. The current practice of such aggressive advertising and promotion may generate pricing pressures to which we must respond.

We expect that competition will continue to increase because of the relative ease with which new web sites may be developed. Individual tutors, for example, can easily and at low cost establish a rudimentary web presence and compete with us on the Internet in their local markets. Traditional media companies and existing bricks and mortar companies can also establish a web presence with relative ease. The nature of the Internet as an electronic delivery medium for services, which may, among other things, facilitate competitive entry and price comparisons, may also render it inherently more competitive than traditional formats of service delivery. Increased competition may reduce our gross margins, cause us to lose market share, decrease the value of the eSylvan brand and prevent us from generating revenues and becoming profitable.

We may lose users if we do not adapt to rapid technological change and provide tools and features which meet the changing demands of our users.

The Internet market is characterized by rapidly changing technology, evolving industry standards and frequent new service announcements. We must adopt to our rapidly changing market by continuing to improve the performance, features and reliability of our web site and, in particular, its functionality with new versions of web browsers and other platforms. We also could incur substantial costs if we need to modify our services or infrastructure in order to adopt to these changes. If we fail to keep pace with technological advancements, our consumers may not use our services and instead may use competitive services. In addition, we must provide informational content, interactive tools and other features that consumers demand in order to continue to attract and retain our consumer audiences. We have allocated significant resources to improve our software and computer hardware and tutoring content. However, we must properly anticipate, identify and respond to changes in consumer demands. Notwithstanding these planned expenditures, if we fail to respond to changes in consumer demand, expand the scope of our content and services, introduce new services quickly and efficiently, or if our content and services fail to achieve market acceptance, our ability to retain customers and generate revenues could be materially and adversely affected.

Our computer and communications systems may fail or experience delays.

Our success, and in particular our ability to provide quality customer service, depends on the efficient and uninterrupted operation of our computer systems. Systems interruptions may result from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts and problems related to our software and equipment. Our web site may also experience disruptions or interruptions in service due to failures by third-party communications providers. We will depend on communications providers and our web site host to provide our consumers with access to our web site. In addition, our consumers depend on their own Internet service providers for access to our web site. Periodic systems interruptions will occur. These occurrences may cause consumers to perceive our web site as not functioning properly and therefore cause them to stop using our services. Systems interruptions that last more than a few hours would harm our business.

We are substantially dependent upon Sylvan for our use of the eSylvan brand.

Sylvan licensed us the right to use the eSylvan name and its other trademarks and various tutoring content for an initial license fee of $1 million and a periodic, running royalty equal to four percent of our net revenues and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. Commencing in calendar year 2002, there was a guaranteed minimum royalty of $400,000. For each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year’s minimum royalty, with the guaranteed minimum royalty for calendar year 2003 of $480,000. Sylvan has agreed to reduce royalty payments due under the terms of the license agreement by the amounts that we paid to Sylvan franchisees who received shares of our Class A Convertible Common Stock. This agreement has an initial term of five years and it will terminate on the fifth anniversary of the effective date; provided, however, that the license with respect to content is for the duration of the applicable copyrights and will not otherwise terminate. We have the option to renew the agreement for unlimited additional five-year terms and no initial license fee will be owed for such renewal terms. We believe that we cannot replace the intellectual property that Sylvan has licensed to us under this agreement on reasonable terms, if at all. Accordingly, if Sylvan terminates the license agreement, we may not become profitable. The terms and conditions of this agreement were not negotiated on an arms-length basis with

Sylvan and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party. See the section “Pending transaction affecting Sylvan, Sylvan Ventures and eSylvan”.

Others may infringe upon or misappropriate our intellectual property rights.

The intellectual property rights that we license from Sylvan for use on the Internet are critical to our success. These intellectual property rights include the use of the eSylvan name, the eSylvan.com web site and the Sylvan tutoring content that we have adapted for the online delivery of tutoring services. We believe that our ability to leverage Sylvan’s existing reputation with respect to the provision of tutoring services in bricks and mortar centers to generate brand recognition and loyalty for our online tutoring business is the key to our marketing plans. We will rely on trademark and copyright law, trade secret protection and confidentiality, license and other agreements with customers, other companies and others to protect our proprietary rights. The steps taken to protect this intellectual property may not be adequate, and third parties may infringe upon or misappropriate our intellectual property rights. Our efforts to protect our intellectual property rights may result in litigation. Intellectual property litigation is expensive and can divert management’s attention from the operation of our business.

Sylvan’s ownership of over 70% of our outstanding voting stock on a fully diluted basis and the presence of interlocking directors and officers could prevent a change of control.

Sylvan owns a substantial majority of our outstanding voting stock on a fully diluted basis. Sylvan Ventures is a majority-owned subsidiary of Sylvan. Most of our officers and directors also have relationships with Sylvan. As a result, Sylvan controls our day-to-day operations and the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company. If the proposed transaction to separate Sylvan’s K through 12 business from its university business is consummated, the successor to Sylvan’s K through 12 business will continue to control us.

Our control by Sylvan and the presence of interlocking directors and officers could create potential conflicts of interest.

Because of the many relationships we have with Sylvan, and the fact that we currently have only two independent directors, our directors and officers have conflicts of interest when making decisions related to transactions between us and Sylvan. These conflicts of interest include possible competition between Sylvan and us for tutoring customers, the demands for management attention placed upon our executive team by the other companies they serve, whether another company or we should be presented business or financing opportunities that present themselves to our management team and the extent of Sylvan resources that will be made available to us under our agreements with Sylvan for implementation of our business plan. The ability of Sylvan Ventures and Sylvan to control the outcome of matters submitted to stockholders together with the potential conflicts of interest of its affiliates who also serve as our executive officers could adversely affect the operation of our business. In addition, those persons serving as both our officers and as officers of Sylvan have not committed to devote any specific percentage of their business time to us. The competing claims upon each officer’s time and energies could divert attention from our affairs, placing additional demands on our resources. The efforts of all or any of these individuals may not be sufficient to meet both our needs and those of Sylvan. If we were deprived of access to the members of our management team, or other personnel, or lost access to these services altogether, we may not be able to meet the objectives set forth in our business plan. Even if the proposed transaction to separate Sylvan’s K through 12 business from Sylvan’s university business is consummated, eSylvan will continue to be controlled by the successor to Sylvan’s K through 12 business. Therefore, the potential conflict of interest described above will continue to exist.

Risks Related to the Internet

We depend on continued growth in use of the Internet and online commerce.

Our success depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of online users grows or bandwidth requirements increase. The Internet has experienced a variety of outages due to equipment malfunctions, human error and physical damage to portions of its infrastructure. If outages or delays frequently occur in the future, Internet usage, including usage of our web site, could grow slowly or decline. Concerns about inadequate Internet infrastructure, security, reliability, accessibility, privacy and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. Even if the necessary infrastructure or technologies develop, we may incur significant costs to adapt our operating strategy.

We may be sued due to privacy or security concerns.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online service delivery. To transmit confidential information securely, we will rely on encryption and authentication technology licensed to us by third parties. Events or developments may result in a compromise or breach of the encryption software that we use to protect consumer transaction data. Any penetration of our network security or misappropriation of our consumers’ personal information could subject us to liability.

Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our business may be harmed if our security measures do not prevent security breaches.

Claims may be based on other misuses of personal information, such as for unauthorized marketing purposes. Web sites typically place identifying data “cookies” on a user’s computer hard drive without the user’s express consent. We may use cookies for a variety of reasons, including the collection of data derived from the user’s Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Internet browsers allow users to remove cookies at any time or to prevent cookies from being stored on their computer hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. The FTC and several states have investigated the use of personal information by online companies. We may incur expense if regulations regarding the use of personal information are introduced or if our privacy practices were investigated. Any claims that may be brought against us would be expensive to defend even if these claims are determined to be without merit. The Children’s Online Privacy Protection Act may apply to our business if we collect personal information on persons under the age of 13. Accordingly, we may be required to obtain verifiable parental consent for such collection activities and provide parental access to personal information we maintain about their children. While we believe we will be able to comply with the regulations that have been promulgated by the FTC to implement that Act, the present regulations are subject to clarification through administrative implementation and amendment and the specific means for complying remain to be developed. The costs of compliance could be a significant element of our costs of doing business.

Government regulation and legal uncertainties could add additional burdens to doing business on the Internet.

Laws and regulations applicable to Internet communications, commerce and advertising are becoming more prevalent. Online commerce is new and rapidly changing, and federal, state and foreign regulations relating to the Internet and online commerce are evolving. Due to the increasing popularity of the Internet, it is probable that new laws and regulations will be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the qualify of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our web site and could otherwise harm our business. In addition, many existing laws governing issues such as advertising, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy are now being applied to the Internet. Most of these laws were adopted prior to the advent of the Internet and do not necessarily apply easily to the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting business over the Internet. In addition, the growth and development of online commerce has already prompted calls for more stringent consumer protection laws in the United States and abroad. As one example, the European Union has adopted a privacy directive that may well have an effect on web sites in the United States. Compliance with that directive, or other regulatory activities of foreign governments, could have a significant effect on our business.

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

We may be liable for information displayed on and communicated through our web site.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information that we publish on our web site. These claims have been brought against online companies as well as print publications in the past. Based on hyperlinks that we provide to other web sites, we may also be subjected to claims based upon online content that we do not control but that is accessible from our web site. Any claims that may be brought against us would be expensive to defend even if these claims are determined to be without merit.

Registration of similar domain names may result in a diversion of our potential customers to other web sites.

For the foreseeable future, we will substantially rely on the eSylvan.com domain name as a significant means of attracting potential customers to our web site. Domain names are registered by a growing number of organizations around the world. Governing authorities could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to prevent others from adopting and using domain names that might result in a diversion of our potential customers to competing web sites. While there is a growing number of cases in which “domain name piracy” has been redressed, the law in this area is evolving and not totally effective in preventing use of confusingly similar domain names. While it is possible that others might claim that our own domain name ‘eSylvan.com’ infringes on their rights, we are not aware of any such claim and believe we have the right to maintain and use that domain name. However, if we were subsequently unable to continue using that domain name, we might experience a significant loss of business.

ITEM 2: PROPERTIES

Our headquarters is located in Baltimore, Maryland. We currently lease our facilities from Sylvan pursuant to a facilities use agreement. See “Business – Services Provided to us by Sylvan.” We expect to expand our facilities as our operations grow. We believe that additional space will be available on commercially acceptable terms.

ITEM 3: LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to be voted on by securities holders during the fourth quarter ended December 31, 2002.

PART II.

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for our common stock. We have agreed to register 70,000,000 shares of our common stock under the Securities Act for resale by our stockholders upon their request.

As of March 25, 2003, there were 14,000,000 shares of our common stock and 2,517,984 shares of Class A Convertible Common Stock outstanding, held by approximately 468 holders of record. We have never declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

On June 30, 2000, we sold 14,000,000 shares of common stock to Sylvan for cash of $5 million. Subsequently, 13,714,286 of those shares were contributed by Sylvan to Sylvan Ventures. On June 30, 2000, Sylvan Ventures subscribed for 10,526,316 shares of Series A preferred stock for an aggregate of $20 million, issuable and payable equally over the subsequent six quarters beginning September 30, 2000. As of December 31, 2001, all of the shares had been fully purchased. During February 2002, Sylvan Ventures purchased an additional 4,947,368 shares of our Series A preferred stock for $9.4 million. $6.2 million of the proceeds of this issuance were used to pay the balance then outstanding under the line of credit agreement between Sylvan Ventures and the Company. During February 2003, Sylvan Ventures purchased an additional 3,578,947 shares of Series A preferred stock for $6.8 million. The proceeds of this issuance were used to pay the balance then outstanding under the line of credit agreement between Sylvan Ventures and the Company. In March, 2003, Sylvan Ventures agreed to purchase an additional 1,157,894 shares of Series A preferred stock for $2.2 million, the proceeds of which are expected to fund the Company’s operations until May 2003. In issuing all of these shares to Sylvan and Sylvan Ventures, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Through December 31, 2002, we incurred approximately $911,442 in expenses in connection with the offering of our Class A Convertible Common Stock to holders of Sylvan franchise license agreements or area development agreements. Through the time of conclusion of this offering, in April 2001, 359 franchisees executed participation agreements, and we issued 2,452,484 shares of Class A Convertible Common Stock and paid them $858,385. We registered these shares under the Securities Act of 1993 on a Form S-1 Registration Statement.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our statements of operations for the years ended December 31, 2002, 2001 and 2000 and with respect to the balance sheets as of December 31, 2002 and 2001 have been derived from audited financial statements included as part of this Annual Report on Form 10-K. The statement of operations data for the period October 1, 1999 (date of inception) to December 31, 1999 and the balance sheet data as of December 31, 1999 are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,			Period October 1, 1999 (date of inception) through December 31, 1999
	2002	2001	2000
Statements of Operations:
Revenues	$2,656,259	$479,085	$15,921	$—
Costs and expenses:
Direct costs of services provided	2,512,712	975,523	151,247	—
Sales and marketing	3,634,860	2,851,593	1,082,431	—
General and administrative	5,974,581	6,561,040	5,890,081	376,204
Research and development	1,769,664	2,326,315	4,883,521	51,690
Management services and facilities usage charges from Sylvan	1,370,134	987,012	529,286	—
Allocated indirect overhead costs		—	205,196	219,622

Total operating costs and expenses	15,261,951	13,701,483	12,741,762	647,516

Loss from operations	(12,605,692)	(13,222,398)	(12,725,841)	(647,516)
Non-operating expenses (income), net	—	(122,362)	127,600	—

Loss before income taxes	(12,605,692)	(13,100,036)	(12,853,441)	(647,516)
Allocated income tax benefit	—	—	1,516,117	252,337

Net loss	$(12,605,692)	$(13,100,036)	$(11,337,324)	$(395,179)

Basic and diluted loss per common share	$(0.76)	$(0.82)	$(1.62)	N/A

	As of December 31,
	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$94,497	$250,880	$—	$—
Working capital deficit	(6,003,620)	(4,735,359)	(6,189,540)	(49,595)
Total assets	3,338,848	5,703,097	4,478,448	13,083
Current liabilities	6,847,486	6,038,323	6,312,739	49,595
Deficiency of assets	(3,508,638)	(335,226)	(1,834,291)	(36,512)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operation

We deliver individualized supplemental education to families and children via applications on the Internet. Through December 31, 2001, we were a development stage business. We launched our web site, commenced delivering services to the public and started recognizing revenue in October 2000. Our limited operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment. We have no assurance that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

From inception on October 1, 1999 through February 2, 2000, we operated as an unincorporated division of Sylvan. Since February 3, 2000, we have operated as a subsidiary of Sylvan or Sylvan Ventures. Until October 2000, our operations consisted of organizational activities, research and analysis with respect to the Internet educational services industry, development of our web site and identifying and testing key technology. As of December 31, 2002, we had generated minimal revenues in relation to our financial statement net losses, and we have an accumulated operating loss of approximately $37.4 million from inception, consisting primarily of research development, sales and marketing, legal, accounting, consulting, personnel and facilities costs. Since our inception, Sylvan has provided us with a significant portion of the administrative personnel and services that we have required.

We currently estimate that we will incur $7 to $9 million in expenditures for marketing and advertising, personnel, severances, professional fees, software, computer hardware, tutoring content, costs of delivering services and other expenses during 2003. Because we only commenced operations in October 2000, this estimate is based on our limited historical experience. Instead, it is based upon the experience of our management team in the tutoring services industry, our internally developed business plan and strategy and publicly available research concerning our proposed market. Because we have only recently commenced operations, we are updating our business plan, and our internal estimate of the expenses we may incur in the next year, on a weekly and even daily basis to reflect our operating experience. Since this estimate is based upon less than three years of operating experience in a limited market, we cannot predict with precision our expected expenses. Therefore, it is possible that our total expenses may exceed our estimated range by $5 million or more in 2003.

For example, though we believe that our expenditures for personnel, marketing and advertising will substantially decrease over the next year as we manage our student enrollments to lower levels than those achieved in 2002, the actual level of expenditures will depend upon the success of our marketing and advertising efforts. If our marketing and advertising efforts were to raise a demand for our services that exceeded our capacity, our personnel and infrastructure expense would likely increase over those expected. Alternatively, if our marketing and advertising are unsuccessful in generating demand for our services, these efforts would likely be increased beyond our current plans. Further, unforeseen legal issues, technical difficulties, problems with our tutoring content and other risks set forth under the heading “Factors That May Affect Future Results” could require a reallocation of our resources to cover more urgent items of expense and the need for greater additional funding from Sylvan and Sylvan Ventures than we currently expect.

We anticipate that, for the foreseeable future, we will incur substantial operating losses and negative cash flow as we execute our business plan and acquire and integrate the necessary technology, systems and supporting infrastructure, enroll students in our service, develop our brand name, hire employees and contract personnel and expand our business. The extent of these loses will depend, in part, on the amount of revenue from enrolled students.

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

Comparison of results for 2002, 2001 and 2000

We incurred net losses of $12.6 million, $13.1 million and $11.3 million for 2002, 2001 and 2000, respectively.

Revenue is charged on an hourly basis for diagnostic/prescriptive instructional programs. Revenue from these services are recognized as hours of instruction are completed. Revenues for 2002, 2001 and 2000 were $2.7 million, $0.5 million and $16,000, respectively. The increases in revenue were a direct result of increased enrollments, which were 2,300, 485 and 100 in 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, we incurred $15.3 million, $13.7 million and $12.7 million, respectively, in operating and other expenses in implementing our business plan.

Direct costs of services provided increased by $1.5 million to $2.5 million for the year ended December 31, 2002 from $975,000 for the year ended December 31, 2001. Direct costs for services provided increased by $824,000 for the year ended December 31, 2001 from $151,000 for the year ended December 31, 2000. These costs consist primarily of labor for instructional, technical and operations support related to providing instructional services to our students. The increases were a direct result of the increased student enrollments.

Sales and marketing expenses increased by $0.7 million, or 27.5%, to $3.6 million for 2002 from $2.9 million for the year ended December 31, 2001. Sales and marketing expenses of $2.9 million for 2001 increased $1.8 million over $1.1 million for the year ended December 31, 2000. Sales and marketing costs are incurred to establish and grow the “eSylvan” brand. The primary costs incurred related to advertising on various third-party web sites and internet-based newsletters and labor costs related to converting the leads generated from the advertising campaigns into enrollments. We increased our sales and marketing costs in 2002 and 2001 in order to increase student enrollments over each of the preceeding years.

General and administrative expenses decreased by $0.6 million, or 8.9%, to $6.0 million in 2002 from $6.6 million for the year ended December 31, 2001. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses. During 2002, the Company and Sylvan identified a number of information systems functions that could be performed more economically by Sylvan. Accordingly, general and administrative expenses in 2002 reflect the outsourcing of approximately $0.4 million of additional functions to Sylvan, which led to an increase in management services and facilities usage charges from Sylvan and a reduction in general and administrative expenses. General and administrative expenses increased $0.7 million to $6.6 million in 2001 from $5.9 million in 2000 as a result of additional personnel and other costs incurred to develop and expand administrative and operations support systems and services.

Research and development expenses decreased by $0.5, or 23.9%, to $1.8 million for 2002 from $2.3 million for 2001. The decrease in research and development expenses resulted from the need for less intensive development of our on-line tutoring technical infrastructure in 2002 than during 2001. 2001 was likewise less intensive than during the period prior to the initial launch of our tutoring services in late 2000. Research and development expenses were $4.9 million in 2000.

Management services and facility usage charges from Sylvan increased by $0.4 million, or 38.8%, to $1.4 million for 2002 from $1.0 million for the year ended December 31, 2001. Under our services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to us. During 2002, a number information systems functions previously performed by us were transferred to Sylvan, resulting in an increase of $0.4 million in these charges. Management services and facility usage charges from Sylvan commenced in July 2000 and were $0.5 million for 2000.

We had no allocated indirect overhead costs from Sylvan in 2002 and 2001, compared to $200,000 for the year ended December 31, 2000. Beginning June 30, 2000, indirect overhead costs were no longer allocated to us by Sylvan, as a result of the commencement of the services and facilities use agreements.

During the period October 1, 1999 through June 30, 2000, we and Sylvan operated under a tax sharing agreement that provided for the allocation to us of any tax benefits realized by Sylvan as a result of including our operations in its consolidated income tax return. Commencing July 1, 2000, Sylvan no longer recognized income tax benefits attributable to our operations upon the transfer of Sylvan’s ownership in us to Sylvan Ventures. For 2000, we recorded tax benefits of $1.5 million under this agreement, related to the period from January 1, 2000 to June 30, 2000. For periods subsequent to June 30, 2000, we have not reported a tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets. We established this valuation allowance due to our inability to determine whether we would be able to realize the net operation loss carry forwards created by our losses.

Liquidity And Capital Resources

Net cash used in operating activities was $10.3 million in 2002 compared to $12.6 million in 2001. The cash used in 2002 operating activities resulted primarily from the net loss of $12.6 million, which included non-cash depreciation and amortization expense of $2.1 million and non-cash royalty expense of $0.4 million. The 2001 cash used in operating activities resulted primarily from the net loss of $13.1 million, partially offset by an increase in accounts payable and accrued expenses of $1.7 million and non-cash depreciation and amortization expense of $2.2 million.

Capital expenditures during 2002 and 2001 were $235,000 and $930,000, respectively. These consisted primarily of increases in software and furniture and equipment purchases in 2002 and in software and educational content purchases during 2001.

Our operations and capital requirements have been funded by Sylvan from our inception.

As of December 31, 2002 we have issued 15,473,684 shares of Series A preferred stock to Sylvan Ventures for aggregate proceeds of $29.4 million, which represents a price per share of $1.90. In February 2003, Sylvan Ventures acquired an additional 3,578,947 shares of our Series A preferred stock for $6.8 million, which also represents a price per share of $1.90. The proceeds from this sale were used to repay the balance then outstanding on the revolving credit note discussed below, with the balance available to fund operations. In March 2003, Sylvan Ventures agreed to purchase an additional 1,157,895 shares of Series A preferred stock for $2.2 million, also at a price per share of $1.90.

On June 30, 2000, we entered into a revolving credit note with Sylvan Ventures, pursuant to which we may borrow up to $10 million. The revolving credit note expired on December 31, 2002. As of December 31, 2002, $5.5 million was due under this note, which was repaid without penalty in February 2003 utilizing the proceeds of sale of Series A preferred stock noted above. The note was non-interest bearing.

We expect to incur significant negative cash flow from operations for the foreseeable future. We expect that we will need to raise additional capital or other financing during 2003. We cannot guarantee that we will be able to raise additional funds, or, if we can, that we will be able to do so on terms that we deem acceptable. In particular, potential investors may be unwilling to invest in us due to Sylvan Ventures’ or its successor’s voting control over us. We are unable to predict the amount of additional financing we will need prior in the future such amount is substantially dependent upon the success of our business plan and marketing and advertising efforts and factors outside our control such those discussed under the heading “Factors That May Affect Future Results.” Our failure to raise the funds necessary to establish and grow our business would have a material adverse effect on our business and our ability to generate and grow revenues. If we raise funds through the issuance of equity, equity-related or debt securities, these securities will likely have rights, preferences or privileges senior to those of the rights of our existing Common stock, and our current Common stockholders may experience dilution. We cannot predict what effect the proposed transaction recently announced by Sylvan will have on our ability to obtain the financing we will need to continue our operations. See “Pending Transaction Affecting Sylvan, Sylvan Ventures and eSylvan”. Our current and projected operating losses and limited funding raises substantial doubt about our ability to continue as a going concern unless we are able to obtain additional funds from Sylvan Ventures or Educate, Inc., the expected successor owner of our preferred shares. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit plan. Costs covered by Statement No. 146 include termination benefits and certain contract termination costs, including operating lease termination costs that are associated with an exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Accounts Receivable

The Company’s accounts receivable consist primarily of payments due from customers for tutoring sessions delivered in the prior months The Company routinely makes estimates of the collectability of its accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit-worthiness of each customer The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The risk associated with the calculation of the allowance for doubtful accounts is mitigated due to the lack of a concentration of accounts receivable. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collaterized.

Valuation of Participation Agreements

The fair value of the participation agreements was determined based on the fair value of the underlying Class A Convertible Common Stock that we issued in exchange for the executed agreements. The assumptions used to calculate the fair value of these securities included estimates of future operating results and cash flows as well as discount rates based on specifically identified risks and assumptions about our weighted average cost of capital. The assigned useful life of the participation agreements of six years is based upon the estimated weighted-average useful lives of the agreements, which was determined based on an analysis of the historical useful life of Sylvan franchise agreements.

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

The Company’s revolving credit facility with Sylvan Ventures, which expired on December 31, 2002, represented our only significant financial instrument and did not bear interest.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	1.	Financial Statements.

		The information required by this Item is set forth on pages F-1 to F-26.

(b)	2.	Supplementary Data.

		Not Applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

Name	Age	Principal Positions
R. Christopher Hoehn-Saric	40	Chairman and Chief Executive Officer
David S. Graves	45	President, Chief Operating Officer and Director
B. Lee McGee	47	Senior Vice President, Treasurer, Assistant Secretary and Director
Robert W. Zentz	48	Secretary, Assistant Treasurer and Director
Catherine Killian	44	Vice President of Sales
Stuart A. Finnigan	52	Vice President of Operations
Susannah Bennett	37	Assistant Secretary
Peter Cohen	48	Assistant Secretary and Director
Beth J. Kaplan	44	Director
Frances M. Jackson	35	Assistant Secretary
Victor R. Peirce	51	Director
Glenn F. McAvoy	50	Vice President and Controller
Duane Viazanko	34	Acting Vice President of Technology

R. Christopher Hoehn-Saric has served as our chairman since inception and as a director since June 30, 2000. He has been president, chief executive officer and director of Sylvan Ventures, LLC, our majority stockholder, since 2000, and a principal in Sterling Capital, Ltd. (“Sterling”), the investment partnership that led the 1986 acquisition of the predecessor to Sylvan Learning Systems, Inc. since prior to 1986. Mr. Hoehn-Saric was co-chief executive officer of Sylvan Learning Systems, Inc. from 1993 to June 2000 and was president of Sylvan from 1988 to 1992. Before becoming Sylvan’s president, Mr. Hoehn-Saric was involved in Sterling’s acquisition of several distribution, broadcasting and photography businesses. Mr. Hoehn-Saric also serves as a director of Sylvan Learning Systems, Inc. Mr. Hoehn-Saric serves as an officer and director at the request of Sylvan Ventures under our services agreement with Sylvan.

David S. Graves has been our president since inception and a director since February 2003. From 1997 to 2000, he was vice president of marketing for Sylvan. In that role, he served as president of the SLC National Advertising Fund, Inc., a cooperative advertising fund managed with the input and support of Sylvan franchisees. Until 2000, he also served as executive director of Book Adventure, launching this new interactive, online reading program (www.bookadventure.com) with his team in 1999. From 1996 to 1997, he was vice president/general manager for the Franklin Mint jewelry and collector plates divisions. From 1988 to 1996, he held positions of increasing responsibility in brand marketing for Colgate-Palmolive Company’s Hill’s Pet Foods division (Science Diet brand), including marketing manager for US marketing, director of marketing for Europe, and managing director/general manager of northern European subsidiaries (UK, Ireland, Belgium, Luxembourg, and Netherlands). He began his marketing career at the Quaker Oats Company, working on the Gatorade brand and Quaker frozen foods.

B. Lee McGee has been our senior vice president, treasurer and assistant secretary since inception and a director since June 30, 2000. He served as our chief financial officer from inception through August 2001. He served as chief financial officer of Sylvan Learning Systems, Inc. or its predecessor entities from 1987 to 2000 and executive vice president from 1997 to 2000. Mr. McGee has been a managing director, and chief financial officer and treasurer of Sylvan Ventures, LLC, our majority stockholder, since 2000. Mr. McGee serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

Robert W. Zentz has been our secretary, assistant treasurer and director since inception. He has been secretary of Sylvan Ventures, LLC, our majority stockholder since 2000, and since 1998, has been vice president and general counsel to Sylvan Learning Systems, Inc. From 1997 to 1998, Mr. Zentz was a partner of the law firm of Frank & Kraft. From 1996 to 1997, Mr. Zentz served as campaign manager in the political campaign of Jack O’Malley. From 1990 to 1996, he was vice president and general counsel of A.C. Nielsen, Inc., a marketing research firm. Mr. Zentz serves as an officer and director at the request of Sylvan and Sylvan Ventures under our services agreement with Sylvan.

Catherine Killian has been our vice president of sales since February 2001. From 1994 through February 2001 she was employed by Sylvan, since 1995 as Western regional vice president for Sylvan where she was responsible for overseeing daily operations, developing local and regional management teams, planning local advertising and territory expansion for 50 locations in six corporate markets. Prior to 1994, she held a series of sales and operations positions of increasing responsibility at Nutri-Sytem Weight Loss Centers.

Stuart A. Finnigan has been our vice president of operations since August 2000. From 1998 to 2000, he was vice president of operations for Sylvan’s ASPECT language schools, responsible for global operations of 26 immersion ESL (English as second language) schools in five countries. Prior to ASPECT, he held the positions of vice president – Europe and vice president of test center operations for Sylvan’s Prometric division from 1993 to 1998. In this positions he oversaw testing center growth from 80 centers to over 2,000 centers in 130 countries, with direct responsibility for operations in Europe, the Middle East and Africa.

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

Beth J. Kaplan has been a member of our board of directors since March 2001. Since July 2002, Ms. Kaplan has served as executive vice president, general manager, Flagship Stores, Bath & Body Works. In May 2001, she founded Axcel Partners, LLC, a venture capital fund focused on early state start-ups with a focus on retail and consumer good technology. From 1996 through 1999, she was senior executive vice president of Rite Aid Drugstores, a national chain of over 4,000 drugstores with $13 billion in revenue. She was responsible for marketing, merchandising, category management, store design and logistics. In 1998, she was named Drugstore Marketer of the Year and identified as “one of the top 20 women to watch” by Advertising Age. From 1981 through 1996, she held positions of increasing responsibility with Proctor & Gamble, including President of Noxell.

Frances M. Jackson was appointed an assistant secretary in January 2002. Ms. Jackson has been the paralegal and legal administrator of Sylvan Learning Systems, Inc. since May 1999. Ms. Jackson obtained a paralegal degree in 1989 and since then has held various paralegal positions. Prior to Sylvan, Ms. Jackson was employed in the executive claim division of Zurich Insurance.

Victor Peirce has been a director since July 2002. Mr. Peirce has served as president of Hurley-Cheetham Corporation, which owns and operates Sylvan Learning Centers and Thomson Prometric computer based testing centers in the Mid-Michigan and Detroit markets since 1985. From 1995 through 2001, Mr. Peirce served as a director of the Sylvan Franchise Owners Association, Inc. and two terms as its president. Mr. Peirce also served as a director and advisor of the Sylvan National Advertising Fund from 1996 through 2002. Mr. Peirce was designated by the FOA and approved by Sylvan as the FOA’s representative to our board of directors under the program agreement between Sylvan and the FOA.

Glenn F. McAvoy has been our Vice President and Controller since September 2002. He served as our Director of Finance from September 2001 through September 2002. From January 2001 through September 2001 Mr. McAvoy was a financial consultant to eSylvan and to Mindsurf Networks Inc. From 1991 through 2000 he was Chief Financial Officer for University Physicians, Inc. From 1989 through 1991 he was Chief Financial Officer of Pharmakinetics Laboratories Inc. Prior to 1989 he held positions of increasing responsibility with Black and Decker Corporation and Ernst & Young.

Duane Viazanko has been our acting Vice President of Technology since October 2002. He has been the Vice President of Technology for Sylvan Ventures, LLC, our majority stockholder, since 2001. Mr. Viazanko has also been the President and CEO of Educational Satellite Services, Inc., since February, 2002. For the prior four years, he held positions of increasing responsibility with Sylvan’s Prometric Division. Prior to arriving at Sylvan, he has held several technology management positions at Caliber Learning Networks, Inc. and the National Cancer Institute of the National Institutes of Health.

ITEM 11: EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

Compensation of Executive Officers. The following table sets forth information about the annual and long-term compensation of the five highest paid executive officers of the Company during 2002 (collectively, the “Named Executive Officers”).

					Long Term Compensation	All Other Compen- sation ($)
	Annual Compensation				Awards Securities Underlying Options/ SARs (#)
Name And Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)(2)
David S. Graves (1) President and Chief Operating Officer	2002 2001 2000	$197,500 190,000 73,208	$38,000 31,063 —	$6,600 6,600 1,750	195,000 180,000 —		$4,597 4,301 —	(3)

Anna T. Parmer(4) Vice President of Technology	2002 2001 2000	$164,102 140,209 —	$36,052 15,358 —	$5,500 1,925 —	55,000 50,000 —		$88 — —

Catherine Killian Vice President of Sales	2002 2001 2000	$158,333 122,150 —	$23,650 8,000 —	$6,600 5,500 —	30,000 85,000 —		$3,946 11,028 —	(5)

Stuart A. Finnigan Vice President of Operations	2002 2001 2000	$130,000 128,333 —	$23,651 27,525 —	$6,600 6,600 —	— 100,000 —		$3,876 1,365 —	(3)

Glenn F. McAvoy (6) Vice President and Controller	2002 2001 2000	$118,333 38,333 —	$16,329 5,000 —	$2,200 — —	85,000 — —	$	— — —

(1)	Mr. Graves became a full-time employee of the Company on August 16, 2000.
(2)	This amount represents automobile allowance for each officer.
(3)	Amount represents the Company match on employee 401K contributions and the value of group life insurance.
(4)	Ms. Parmer’s employment with us terminated effective October 2002.
(5)	All other compensation represents taxable expenses in connection with her relocation.
(6)	Mr. McAvoy joined the Company in September 2001.

During 2002, our current directors and executive officers, except our president and chief operating officer, vice president of technology, vice president of sales, vice president of operations and vice president and controller, were employees of Sylvan or Sylvan Ventures and were not separately compensated by us for services. Ms. Kaplan, one of our directors, was an employee of the Company through June 2002 and received compensation of $79,000 and $135,000 in 2002 and 2001, respectively and in March 2002 was granted 60,000 shares of Class A common stock. Barry C. Offutt, our vice president and chief financial officer from September 2001 through December 2002 also served as vice president and chief financial officer of another Sylvan Venture company, Mindsurf, Inc. We paid a portion of his compensation and benefits and Mindsurf, Inc. paid the remainder. Our portion for 2002 and 2001 was $102,480 and $34,160, respectively. Mr. Offutt was granted 35,000 stock options on the same terms as those granted to employees of the Company. No other officers’ compensation exceeded $100,000 in 2001. Sylvan did not allocate any of its corporate overhead for salaries to us during 2002.

During 2000, our current directors and executive officers, were employees of Sylvan or Sylvan Ventures and were not separately compensated for those services. For the period January 1, 2000 through August 15, 2000, David Graves, our President, was an employee of Sylvan and not separately compensated by us for his services. Sylvan allocated us a total of $205,196 of its corporate overhead for salaries during 2000. These allocations were intended to reflect an estimate of all services that Sylvan and Sylvan Ventures employees provided to us during 2000; however, we believe that any attempt to determine the portion of these allocations that would have been attributable to our executive officers would be speculative.

Option Grants In The Last Fiscal Year. The following table sets forth information about options to purchase shares of the Common Stock granted to the Named Executive Officers during the last fiscal year.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share (1)	Expiration Date
					5%(2)	10% (2)
David S. Graves	195,000	34.4%	$0.975	April 2012	$119,600	$303,100
Anna T. Parmer	55,000	9.7%	$0.975	Jan.-April 2012	$33,800	$85,500
Catherine Killian	30,000	5.3%	$0.975	April 2012	$18,400	$46,700
Stuart A. Finnigan	—	—	—	—	—	—
Glenn F. McAvoy	85,000	15.0%	$0.975	Jan.-Nov 2012	$52,200	$132,100

(1)	The exercise price equaled the fair market value of the Common Stock as determined by the Board of Directors on the date of grant. The exercise price is payable in cash or by delivery of shares of Common Stock having a fair market value equal to the exercise price of options exercised.
(2)	The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the Securities and Exchange Commission. The potential realizable value does not represent the Company’s prediction of its stock price performance. There can be no assurance that the stock price will actually appreciate over the 10-year option term at the assumed 5 percent and 10 percent levels or at any other level.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values of eSylvan options. The following table sets forth information concerning the number and exercise price of the options to purchase Common Stock of eSylvan by the Named Executive Officers during the last fiscal year and the number and value of unexercised options to purchase Common Stock of eSylvan held at the end of the fiscal year by the Named Executive Officers. Value is considered to be, in the case of exercised eSylvan options, the difference between exercise price and fair market value as determined by the board of directors on the date of exercise, and, in the case of unexercised options and exercisable eSylvan options, the difference between exercise price and the fair market value as determined by the board of directors on December 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized ($)		Number of Securities Underlying Unexercised Options Held at Fiscal Year-End (#)(1)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
				Exercisable/Unexercisable		Exercisable/ Unexercisable
David S. Graves	— —	$	— —	135,000 240,000	(E) (U)	$	— —	(E) (U)
Anna T. Parmer	— —	$	— —	25,000 80,000	(E) (U)	$	— —	(E) (U)
Catherine Killian	— —	$	— —	42,500 72,500	(E) (U)	$	— —	(E) (U)
Stuart A. Finnigan	— —	$	— —	50,000 50,000	(E) (U)	$	— —	(E) (U)
Glenn F. McAvoy	— —	$	— —	— 85,000	(E) (U)	$	— —	(E) (U)

(1)	(E) = Exercisable; (U) = Unexercisable.
(2)	As of December 31, 2002, none of the unexercised options were in-the-money.

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2000 eSylvan, Inc. Omnibus Stock Option Plan, our only equity-based compensation plan, as of December 31, 2002. There are no outstanding warrants or rights other than options under this plan. This equity compensation plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2000 eSylvan, Inc. Omnibus Stock Option Plan	1,750,700	$0.975	1,243,800

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values of Sylvan Options.

Certain of the Named Executive Officers were formerly employees of Sylvan. In connection with their employment with Sylvan, they participated in stock option programs sponsored by Sylvan. The following table sets forth information concerning the number and exercise price of the options to purchase Common Stock of Sylvan exercised by the Named Executive Officers during the last fiscal year and the number and value of unexercised options to purchase Common Stock of Sylvan held at the end of the fiscal year by the Named Executive Officers. Value is considered to be, in the case of exercised Sylvan options, the difference between exercise price and market price for Sylvan common stock on the date of exercise, and, in the case of unexercised options and exercisable options, the difference between exercise price and the fair market value for Sylvan common stock at December 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized ($)		Number of Securities Underlying Unexercised Options Held at Fiscal Year-End (#)(1)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
				Exercisable/ Unexercisable		Exercisable/ Unexercisable
David S. Graves	12,500 —		$116,363 —	1,250 2,500	(E) (U)	$4,200 8,300	(E) (U)
Catherine Killian	— —	$	— —	1,500 1,500	(E) (U)	$5,000 5,000	(E) (U)
Stuart A. Finnigan	5,500 —		$63,397 —	21,625 5,000	(E) (U)	$32,900 18,500	(E) (U)

(1)	(E) = Exercisable; (U) = Unexercisable.

Other Compensation Arrangements

Services Agreement. Under our services agreement with Sylvan, we have contracted with Sylvan to provide management services to us. These management services include the services of members of our management team and board of directors. Specifically, Messrs. Hoehn-Saric, McGee, Zentz and Cohen and Ms. Bennett provide services to us at the request of Sylvan and/or Sylvan Ventures pursuant to this agreement. See “Business-Services provided to us by Sylvan-Services Agreement.”

Indemnification by Sylvan and Sylvan Ventures Since Messrs. Hoehn-Saric and McGee serve as officers and directors at the request of Sylvan Ventures, each is entitled to indemnification from Sylvan Ventures for their activities in such capacities. Since Mr. Cohen and Mr. Zentz serve as directors and Ms. Bennett serves as an officer at the request of Sylvan, each is entitled to indemnification from Sylvan for their activities in such capacities.

Directors’ Compensation

Although the Company has not paid, and has no current plans to pay, compensation to its directors and executive officers that are employees of Sylvan or Sylvan Ventures, these individuals may be entitled to stock options grants under our 2000 Omnibus Stock Plan. During 2001, 120,000 and 15,000 shares were granted to Mssrs. Cohen and Zentz, respectively, on the same terms as those shares granted to employees of the Company.

Committees of the Board of Directors

During 2002, the Board of Directors established a Compensation Committee. The Compensation Committee now establishes the annual compensation for executive officers of the Company and reviews benefits and compensation for all officers and employees. It also administers the Company’s stock option plans. Peter Cohen and Beth J. Kaplan are the current members of the Compensation Committee.

Series A Preferred Stock Director. Under our charter, holders of our Series A Preferred Stock have the right to elect one member of our board of directors. The Series A Preferred Stockholders nominated Victor Peirce, and he was elected to our board of directors in July 2002, succeeding Mr. Barry Miller, who served as the Series A Preferred Stock director until July 2002.

Program Agreement

Sylvan has entered into a program agreement with the Sylvan Franchise Owners’ Association (“FOA”), under which, during the term of our license agreement with Sylvan, Sylvan has agreed to:

•	cause us to elect a person designated by the FOA and approved by Sylvan to our board of directors, and

•	establish a committee, the eSylvan Committee, comprised of two officers of Sylvan and two representatives of the FOA to:

•	negotiate with us regarding service fees and other modifications to the franchise benefits under the participation agreement between Sylvan and participating Sylvan franchisees,

•	review with Sylvan the exploitation of technology and content developed by us and which we now or hereafter license to Sylvan, pursuant to the license agreement, and to review our schedule and priorities for Internet technology transfer to Sylvan franchisees, either through direct marketing by us (i.e., wholesaling) or through acquisition from us and distribution of technology products,

•	review and approve proposed modifications to the license agreement that may have a material effect on Sylvan franchisees,

•	review methodology for population analysis by territory for purposes of distributing our stock, or for payments of reverse royalties as contemplated in the form of participation agreement, analyze Sylvan franchisee participation levels in our business and to develop strategies for increasing participation and benefits to Sylvan franchisees,

•	analyze efficacy data on our programs and determine areas where the SYLVAN brand may be negatively impacted, and to propose strategies to deal with any related areas of concern,

•	review audit data and verify proper payments have been made to Sylvan franchisees and other relevant financial matters, and

•	provide such other guidance to Sylvan as the eSylvan Committee deems appropriate.

Deadlocks on the eSylvan Committee shall be resolved by the chief executive officer of Sylvan. Sylvan has agreed not to consent to certain material amendments to the license agreement without the affirmative vote of at least three-quarters of the members of the eSylvan Committee. See “Business-Relationship with Sylvan and Sylvan Ventures.”

2000 eSylvan, Inc. Omnibus Stock Plan

Our board of directors has established the 2000 eSylvan, Inc. Omnibus Stock Plan to enable us to grant equity compensation to our directors, officers, employees and consultants. Our stock plan is administered by our board of directors. There are currently 3,000,000 shares of our common stock reserved and authorized for issuance under the plan. As of December 31, 2002, there were options to purchase 1,750,700 shares outstanding. The exercise price of all options equalled the estimated fair market value of our common stock on the date of grant. All options vest over a period of four years and expire ten years from the date of grant.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of shares of our common stock and our Series A preferred stock as of December 31, 2002 by (i) each person known by us to own beneficially 5%

or more of the outstanding shares prior to this offering, (ii) each of our directors and executive officers, (iii) our Chief Executive Officer and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable. The percentages of beneficial ownership of common stock are based on 14 million shares of common stock outstanding as of December 31, 2002. The percentages of beneficial ownership of Series A preferred stock are based on 19,052,631 shares of Series A preferred stock outstanding as of February 28, 2003. No shares of our Class A Convertible Common Stock were owned by the parties listed below as of such date.

Name and Address of Beneficial Holder(1)	Common Stock Beneficially Owned			Class A Convertible Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned
	Number		Percentage	Number		Percentage	Number		Percentage
Sylvan Learning Systems, Inc	13,857,143	(2)	83.89%	—		—	19,052,631	(2)	100%
R. Christopher Hoehn-Saric	—		*	—		0.3%	—		—
David S. Graves	—		*	135,000	(3)	5.4%	—		—
B. Lee McGee	—		*	—		—	—		—
Robert W. Zentz	—		*	7,500	(3)	0.3%	—		—
Catherine Killian	—		*	42,500	(3)	1.7%	—		—
Stuart A. Finnigan	—		*	50,000	(3)	2.0%	—		—
Peter Cohen	—		*	90,000	(3)	3.6%	—		—
Susannah Bennett	—		*	5,000	(3)	0.2%	—		—
Beth J. Kaplan	—		*	60,000		2.4%	—		—
Victor R. Peirce	—		*	11,609		0.5%	—		—
Glenn F. McAvoy	—		*	—		—	—		—
Frances M. Jackson	—		*	—		—	—		—
Duane Viazanko	—		*	—		—	—		—
All directors and Executive Officers as a group (13 persons)	—		*	401,609		15.9%	—		—

*Represents beneficial ownership of less than one percent of the outstanding common stock.

(1)	The address of each stockholder listed in this table is c/o eSylvan, Inc., 506 South Central Avenue, Baltimore, MD 21202.
(2)	Represents shares held by Sylvan Ventures, LLC. Sylvan Learning Systems, Inc. is a controlling holder of Sylvan Ventures, LLC and certain officers and/or directors of Sylvan Learning Systems, Inc. also serve as officers and/or managers of Sylvan Ventures, LLC.
(3)	Represents options to purchase shares that were exercisable at December 31, 2002, all of which were granted under the eSylvan, Inc. 2000 Omnibus Stock Plan.

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

Our relationships with Sylvan and Sylvan Ventures are key elements of our business plan. These relationships are set forth in various contracts between us that require compensation to Sylvan or Sylvan Ventures in exchange for certain assets and services. The terms and conditions of these agreements were not negotiated on an arms-length basis with Sylvan or Sylvan Ventures, and, accordingly, we expect that these terms and conditions may be less favorable to us than the terms and conditions that might have been negotiated on an arms-length basis with an unaffiliated third party. We believe, however, that the agreements and financing described below would not be available to us from an unaffiliated third party. At the time these agreements were initiated we had no independent members of our board of directors; however, the transactions described below were unanimously approved by our stockholders. We added one independent member to our board of directors in 2001, the FOA representative. Effective June 2002, Ms. Kaplan resigned from her position with the Company, while remaining a director. According, we had two independent directors in 2002.

On June 30, 2000, we entered into a license agreement with Sylvan pursuant to which we have licensed the materials we deem necessary to implement our business plan. See “Business–Relationship with Sylvan and Sylvan Ventures.” We have agreed to pay Sylvan an initial license fee of $1 million and we have agreed to pay Sylvan a periodic, running royalty equal to 4% of our net revenues (gross revenues less discounts and refunds) and an additional amount equal to any sales, gross receipts or similar tax imposed on Sylvan. The initial license fee of $1 million was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. During the first year of this agreement, there was no guaranteed minimum royalty, but for each calendar year thereafter, there will be a guaranteed minimum royalty equal to 120% of the prior year’s minimum royalty, with the guaranteed minimum royalty for calendar year 2002 of $400,000. As part of our arrangement with Sylvan, Sylvan has agreed to reduce future royalty payments due under the terms of the license agreement by any amounts that we pay to franchisees who enter into a participation agreement with us. Accordingly, we will not accrue or pay royalties to Sylvan under this license agreement until the amount of royalties that would otherwise be payable under this agreement exceeds the amount paid to franchisees.

On June 30, 2000, we entered into professional services agreement with Sylvan which sets forth the terms by which we will obtain referrals of students from Sylvan and its franchisees, make referrals to Sylvan and its franchisees, compensate Sylvan for providing tutors and other professionals to us and undertake certain co-marketing arrangements with Sylvan as follows:

•	Student Referrals. We may elect to participate in a cross referral program whereby we and Sylvan receive payments for each student referred to each other. Under the referral program, we will receive amounts equal to five percent, up to a maximum of $100, of all revenues received by Sylvan for the programs to which each referred student initially subscribes, including testing and registration fees. For each student enrollment a Sylvan franchisee generates for us, we will pay a sales commission of $300.

•	Professional Services. Prior to assigning a diagnostic and prescriptive instructor to a student, we must request Sylvan to provide an instructor for a committed period. In the event Sylvan does not provide an instructor, we may use instructors that are not provided by Sylvan. In the event Sylvan makes personnel available for committed periods, we shall reimburse Sylvan for the salary of such instructors or other personnel at an hourly rate based on the base compensation such person receives from Sylvan. In addition to salary reimbursement, Sylvan shall receive a 30% management fee for each hour of direct instruction or test administration, including some specified preparation time, or parent conferences. Additional services to be provided to us by center personnel and corresponding fees may be arranged subsequently. If Sylvan refers instructors to us on an independent contractor basis, we will pay Sylvan a referral fee of $100.

•	Co-Marketing. We have agreed with Sylvan that we will provide a link to Sylvan’s web site on our web site and Sylvan will provide a link to our web site on its web site. Sylvan has agreed to adhere to our reasonable directives concerning promotion of our business including displaying posters or other promotional materials in Sylvan-owned centers and requesting its franchisees to display posters or other promotional materials in their centers.

During 2002, referral fees of $4,200 were paid to Sylvan franchisees. No other fees have been incurred or paid under this agreement as of December 31, 2002.

On June 30, 2000, we entered into a services agreement with Sylvan pursuant to which Sylvan has agreed to provide management services, information support services, corporate accounting services, PeopleSoft (database management) services, human resources/payroll services, general liability insurance and legal services to us on an independent contractor basis at fees that are fair and reasonable, as jointly determined by us and Sylvan for the services provided based on our utilization of such services. Fees that have been billed but that have not been paid within 30 days shall accrue simple interest at the prime rate plus one percent per annum. This agreement, which had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time on 60 days notice. Fees for services under this agreement were $964,414 and $720,751 for the years ended December 31, 2002 and 2001, respectively.

On June 30, 2000, we entered into a facility use agreement with Sylvan pursuant to which Sylvan has agreed to provide us with the use of its facilities for a quarterly use fee and separate overhead fee based upon Sylvan’s good faith estimate of our use of such facilities. In the event Sylvan owns a facility, the use fee is based on market rent. In the event Sylvan leases a facility, the use fee is based on Sylvan’s lease payments. We currently occupy office space pursuant to this agreement This agreement, which had an initial term of one-year, has been extended through June 30, 2003 and can be terminated at any time on 60 days notice. Fees for services under this agreement were $392,856 and $266,261 for the years ended December 31, 2002, respectively.

On June 30, 2000, we entered into revolving credit note with Sylvan Ventures, LLC pursuant to which we may borrow up to $10 million. The revolving credit line with Sylvan Ventures, LLC expired on December 31, 2002. The note was non-interest bearing.

On June 30, 2000, we entered into a contribution agreement with Sylvan Learning Systems, Inc. under which we agreed to issue 14,000,000 shares of our common stock to Sylvan, of which 142,857 shares of our common stock were issued to Ivy West Educational Services, Inc., in exchange for (i) $5 million in cash, (ii) Sylvan’s agreement to enter into the following contracts: eSylvan license agreement, facilities use agreement, services agreement and program agreement and (iii) Sylvan’s contribution of certain trademarks.

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

During February 2002, Sylvan Ventures purchased additional 4,947,368 shares of Series A preferred stock for $9.4 million. A portion of these proceeds was used to pay the balance then outstanding under the line of credit agreement between Sylvan Ventures and the Company. During February 2003, Sylvan Ventures purchased additional 3,578,947 shares of Series A preferred stock for $6.8 million. A portion of these proceeds was used to pay the balance then outstanding under the line of credit agreement between Sylvan Ventures and the Company. In March 2003, Sylvan Ventures agreed to purchase an additional 1,157,895 shares of Series A preferred stock for $2.2 million. The proceeds will be used to fund the Company’s operations.

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

Tax benefit at U.S. statutory rate of 35%	$(1,588,295)
Effect of permanent differences	1,508
State income taxes, net of federal benefit	(181,667)

Total	$(1,768,454)

Victor Peirce, who serves as one of our directors, was issued 11,609 shares of Class A Convertible Common Stock and received a cash payment in the amount of $4,063. Mr. Peirce is the holder of a Sylvan franchise and participated in the offering of Class A Convertible Common Stock solely on that basis. Mr. Peirce is also a director of Sylvan’s FOA and the Sylvan National Advertising Fund.

ITEM 14: Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 16: Principal Accountant Fees and Services

Audit fees

Fees for professional services rendered in connection with the audit of eSylvan’s financial statements and the reviews of our quarterly reports filed with the Securities and Exchange Commission for the year 2002 were $83,500.

Financial Information Systems Design and Implementation Fees

For the year 2002, E&Y did not provide eSylvan any professional services for financial information systems design and implementation.

All Other fees

For the year 2002, fees for all other professional services rendered to eSylvan were $11,070, which relate primarily to tax compliance and consulting services.

PART IV.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

     The following financial statements of eSylvan, Inc., are filed as part of this Form 10-K on the pages indicated:

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits. The exhibits to the Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon request to eSylvan and payment of a reasonable fee.

Exhibit Number

3.1	Form of Articles of Amendment and Restatement of eSylvan, Inc.*

3.2	Form of Bylaws of eSylvan, Inc., as amended.*

4.1	Specimen certificate for shares of common stock.*

10.1	Form of Services Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.2	Form of Facilities Use Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.3	Form of License Agreement dated June 30, 2000 by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.4	Form of Professional Services Agreement dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Learning Systems, Inc.*

10.5	Form of Revolving Credit Facility dated June 30, 2000, by and between eSylvan, Inc. and Sylvan Ventures LLC.*

10.6	Stock Purchase Agreement dated as of June 30, 2000, by and between eSylvan, Inc. and Sylvan Ventures LLC.*

10.7	Form of eSylvan, Inc., 2000 Omnibus Stock Plan.*

10.8	Form of Subscription Agreement by and between eSylvan, Inc. and the Class A Convertible Redeemable Preferred Stockholders.*

10.9	Form of Participation Agreement by and between Sylvan Learning Systems, Inc. and the Class A Convertible Redeemable Preferred Stockholders.*

23.1	Consent of Ernst & Young, LLP

24.1	Power of Attorney of Directors

99.1	Certification of principal executive officer under Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of principal financial officer under Section 906 of Sarbanes-Oxley Act of 2002.

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

eSYLVAN, INC.

March 27, 2003	/s/ R. CHRISTOPHER HOEHN-SARIC
R. Christopher Hoehn-Saric Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

March 27, 2003	/s/ B. LEE MCGEE
B. Lee McGee Senior Vice President, Treasurer and Director (principal financial officer)

March 27, 2003	/s/ GLENN F. MCAVOY
Glenn F. McAvoy Vice President and Controller (principal accounting officer)

Certification of Chief Executive Officer:

I, R. Christopher Hoehn-Saric, certify, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. I have reviewed this annual report on Form 10-K of eSylvan, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ R. CHRISTOPHER HOEHN-SARIC
R. Christopher Hoehn-Saric Chairman and Chief Executive Officer

Certification of principal financial officer:

I, B. Lee McGee, certify, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. I have reviewed this annual report on Form 10-K of eSylvan, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ B. LEE MCGEE
B. Lee McGee Senior Vice President and Treasurer principal financial officer

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures)

Audited Financial Statements

Years ended December 31, 2002, 2001 and 2000

Report of Independent Auditors

The Board of Directors and Stockholders

eSylvan, Inc.

We have audited the accompanying balance sheets of eSylvan, Inc. (a subsidiary of Sylvan Ventures, LLC), as of December 31, 2002 and 2001, and the related statements of operations, deficiency of assets and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSylvan, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that eSylvan, Inc. will continue as a going concern. As more fully described in Note 1, the Company’s current and projected operating losses and limited committed funding raise substantial doubt about its ability to continue as a going concern. Management’s plans to address this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    Ernst & Young LLP

Baltimore, Maryland

February 14, 2003,

except Note 13, as to which the date is

March 10, 2003

eSylvan, Inc.

(A Subsidiary of Sylvan Ventures, LLC)

Balance Sheets

	December 31
	2002	2001
Assets
Current assets:
Cash	$94,497	$250,880
Accounts receivable, net of allowances of $49,844 and $32,713 at December 31, 2002 and 2001, respectively	194,716	79,487
Accounts receivable from related party	54,717	5,988
Prepaid expenses	60,783	127,456
Prepaid royalties to related party	439,153	839,153

Total current assets	843,866	1,302,964
Property and equipment:
Furniture and equipment	1,642,608	1,532,672
Software	2,554,848	2,430,969
Educational content	969,427	969,427
Leasehold improvements	5,897	4,374

	5,172,780	4,937,442
Accumulated depreciation and amortization	(4,197,827)	(2,414,992)

	974,953	2,522,450
Participation agreements
Participation agreements, net of accumulated amortization of $625,894 and $268,240 at December 31, 2002 and 2001, respectively	1,520,029	1,877,683

Total assets	$3,338,848	$5,703,097

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Balance Sheets (continued)

	December 31
	2002	2001
Liabilities and deficiency of assets
Current liabilities:
Accounts payable and accrued expenses	$822,128	$979,788
Fees payable to related party	202,690	201,740
Borrowings under line of credit with related party	5,485,329	4,469,673
Deferred revenue	337,339	387,122

Total current liabilities	6,847,486	6,038,323
Commitments and contingent liabilities	—	—
Deficiency of assets:
Series A Convertible Preferred Stock, par value $.001 per share – 20,000,000 shares authorized, 15,473,684 and 10,526,316 shares issued and outstanding as of December 31, 2002 and 2001, respectively	15,474	10,526
Class A Convertible Common Stock, par value $.001 per share – 10,000,000 shares authorized, 2,517,984 and 2,452,484 shares issued and outstanding as of December 31, 2002 and 2001, respectively	2,518	2,452
Common stock, par value $.001 per share – 70,000,000 shares authorized, 14,000,000 shares issued and outstanding as of December 31, 2002 and 2001	14,000	14,000
Additional paid-in capital	33,446,494	24,019,228
Accumulated deficit	(36,987,124)	(24,381,432)

Total deficiency of assets	(3,508,638)	(335,226)

Total liabilities and deficiency of assets	$3,338,848	$5,703,097

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Operations

	Year ended December 31
	2002	2001	2000
Revenues	$2,656,259	$479,085	$15,921
Costs and expenses:
Direct costs of services provided	2,512,712	975,523	151,247
Sales and marketing	3,634,860	2,851,593	1,082,431
General and administrative	5,974,581	6,561,040	5,890,081
Research and development	1,769,664	2,326,315	4,883,521
Management services and facilities usage charges from related party	1,370,134	987,012	529,286
Allocated indirect overhead costs from related party	—	—	205,196

Total operating costs and expenses	15,261,951	13,701,483	12,741,762

Loss from operations	(12,605,692)	(13,222,398)	(12,725,841)
Other income (expense):
Interest expense to related party	—	(403,291)	(127,600)
Interest expense forgiven by related party	—	525,653	—

Loss from operations before income taxes	(12,605,692)	(13,100,036)	(12,853,441)
Allocated income tax benefit	—	—	1,516,117

Net loss	$(12,605,692)	$(13,100,036)	$(11,337,324)

Basic and diluted loss per common share	$(0.76)	$(0.82)	$(1.62)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Deficiency of Assets

	Owner’s Net Investment	Series A Convertible Preferred Stock	Class A Convertible Common Stock	Common Stock	Additional Paid-In Capital	Subscription Receivable for Series A Convertible Preferred Stock	Accumulated Deficit	Total
Balance at January 1, 2000	$(36,512)	$—	$—	$—	$—	$—	$—	$(36,512)
Contributions from Sylvan for the period January 1, 2000 through February 2, 2000 (see Note 2)	383,043	—	—	—	—	—	—	383,043
Non-cash distributions to Sylvan for the period January 1, 2000 through February 2, 2000 (see Note 4)	(46,526)	—	—	—	—	—	—	(46,526)
Net loss for the period January 1, 2000 through February 2, 2000	(55,928)	—	—	—	—	—	—	(55,928)
Incorporation and reorganization on February 3, 2000	(244,077)	—	—	—	244,077	—	—	—
Contributions from Sylvan for the period February 3, 2000 through December 31, 2000 (see Note 2)	—	—	—	—	4,005,953	—	—	4,005,953
Non-cash distributions to Sylvan for the period February 3, 2000 through December 31, 2000 (see Note 4)	—	—	—	—	(1,469,591)	—	—	(1,469,591)
Sale of 14,000,000 shares of common stock to Sylvan (see Note 7)	—	—	—	14,000	(14,000)	—	—	—
Subscription to purchase 10,526,316 shares of Series A Preferred Stock by Sylvan Ventures (see Note 5)	—	10,526	—	—	19,989,474	(20,000,000)	—	—
Payment of quarterly subscriptions to purchase 3,508,772 shares of Series A Preferred Stock (see Note 5)	—	—	—	—	—	6,666,666	—	6,666,666
Net loss for the period February 3, 2000 (date of incorporation) through December 31, 2000	—	—	—	—	—	—	(11,281,396)	(11,281,396)

Balance at December 31, 2000	$—	$10,526	$—	$14,000	$22,755,913	$(13,333,334)	$(11,281,396)	$(1,834,291)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Deficiency of Assets (continued)

	Owner’s Net Investment	Series A Convertible Preferred Stock	Class A Convertible Common Stock	Common Stock	Additional Paid-In Capital	Subscription Receivable for Series A Convertible Preferred Stock	Accumulated Deficit	Total
Balance at December 31, 2000	$—	$10,526	$—	$14,000	$22,755,913	$(13,333,334)	$(11,281,396)	$(1,834,291)
Issuance of Class A Convertible Common Stock to Sylvan Franchisees	—	—	2,452	—	2,143,471	—	—	2,145,923
Costs related to issuance of Class A Convertible Common Stock in exchange for participation agreements (see Note 6)	—	—	—	—	(880,156)	—	—	(880,156)
Payment of quarterly subscriptions to purchase 7,017,544 shares of Series A Preferred Stock (see Note 5)	—	—	—	—	—	13,333,334	—	13,333,334
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	(13,100,036)	(13,100,036)

Balance at December 31, 2001	—	10,526	2,452	14,000	24,019,228	—	(24,381,432)	(335,226)

Issuance of 4,947,368 shares of Series A Preferred Stock (see Note 5)	—	4,948	—	—	9,395,052	—	—	9,400,000
Issuance of 60,000 shares of Class A Convertible Common Stock issued in lieu of cash compensation	—	—	60	—	58,144	—	—	58,204
Additional costs related to issuance of Class A Convertible Common Stock in exchange for participation agreements (see Note 6)	—	—	—	—	(31,286)	—	—	(31,286)
Options exercised to purchase 5,500 shares of Class A Convertible Common Stock	—	—	6	—	5,356	—	—	5,362
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	(12,605,692)	(12,605,692)

Balance at December 31, 2002	$—	$15,474	$2,518	$14,000	$33,446,494	$—	$(36,987,124)	$(3,508,638)

See accompanying notes

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
Operating activities
Net loss	$(12,605,692)	$(13,100,036)	$(11,337,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,782,835	1,937,781	681,763
Amortization	357,654	268,240	—
Allocated income tax benefit	—	—	(1,516,117)
Non-cash compensation expense	58,204	—	—
Changes in operating assets and liabilities:
Accounts receivable	(115,229)	(39,994)	(39,493)
Accounts receivable from related party	(48,729)	(5,988)	—
Prepaid expenses	66,673	(43,750)	(83,706)
Prepaid royalties to related party	400,000	19,232	—
Other assets	—	7,246	(7,246)
Accounts payable and accrued expenses	(157,660)	(1,743,474)	2,673,667
Fees payable to related party	950	(307,585)	509,325
Deferred revenue	(49,783)	385,669	1,453

Net cash used in operating activities	(10,310,777)	(12,622,659)	(9,117,678)
Investing activities
Purchase of property and equipment	(235,338)	(930,483)	(4,309,763)
Proceeds from disposal of property and equipment	—	111,335	—

Net cash used in investing activities	(235,338)	(819,148)	(4,309,763)
Financing activities
Payment of direct costs incurred in connection with Class A Common Stock offering	(31,286)	(173,236)	(706,920)
Payment to Sylvan Franchisees in connection with Class A Common Stock offering	—	(858,385)	—
Proceeds from borrowings under line of credit with related party	7,221,324	14,724,308	9,745,365
Payments on line of credit with related party	(6,205,668)	(13,333,334)	(6,666,666)
Sale of Series A Preferred Stock to related party	9,400,000	13,333,334	6,666,666
Exercise of stock options	5,362	—	—
Cash expenditures by related party made on the Company’s behalf and accounted for as capital contributions	—	—	4,388,996

Net cash provided by financing activities	10,389,732	13,692,687	13,427,441

Net change in cash	(156,383)	250,880	—
Cash at beginning of period	250,880	—	—

Cash at end of period	$94,497	$250,880	$—

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements

December 31, 2002

1. Summary of Significant Accounting Policies

Organization and Operations

eSylvan, Inc., (the “Company”) was incorporated by Sylvan Learning Systems, Inc. (“Sylvan”) on February 3, 2000 under the laws of the state of Maryland for the purpose of delivering through Internet-based applications high quality supplemental education programs to families. Prior to incorporation and upon inception on October 1, 1999, the Company operated as an unincorporated division of Sylvan. On June 30, 2000, Sylvan contributed substantially all of its ownership in the Company to its majority-owned subsidiary of Sylvan, Sylvan Ventures, LLC (“Sylvan Ventures”).

The Company was previously considered a development stage company through December 31, 2001 since the Company’s activities consisted primarily of organizational and research and development activities for its planned principal operations, with no significant revenues earned.

Basis of Financial Statement Presentation

As more fully discussed in Note 2, the accompanying statements of operations include an allocation of Sylvan’s corporate expenses for the period from January 1, 2000 through June 30, 2000. The allocated expenses and contributions of Sylvan prior to incorporation were accumulated into a single caption on the balance sheet entitled “owner’s net investment.” Subsequent to incorporation on February 3, 2000 through June 30, 2000, these allocations and contributions were accounted for as additional paid-in capital.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2002, the Company had $94,497 in cash and a working capital deficiency of $6,003,620. The Company has incurred net losses of $37,438,231 and used $32,649,035 in its operations since inception. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has a $10 million revolving line of credit with Sylvan Ventures, of which $5,485,329 is outstanding at December 31, 2002. The Company executed a stock purchase agreement with Sylvan Ventures in February 2003, as discussed in Note 13. Management believes sufficient capital can be obtained to support planned operations through December 31, 2003, however, there can be no assurance that the Company will be able to obtain this financing on acceptable terms. In addition, the sale of eSylvan, Inc. by Sylvan could further inhibit the Company’s ability to raise capital (see Note 13).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

All of the accounting judgments, estimates and allocations used in the preparation of the financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Company operated as a separate entity for all periods presented.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company’s accounts receivable consist primarily of payments due from customers for tutoring sessions delivered in the prior months. Accounts receivable from related party consists of amounts due from Sylvan under our tuition financing arrangements. Prepaid tuition is remitted to Sylvan for the Company’s customers who are approved for tuition financing. Sylvan remits funds to the Company as the tuition is earned by the Company.

The Company routinely makes estimates of the collectibility of its accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit-worthiness of each customer. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The risk associated with the calculation of the allowance for doubtful accounts is mitigated due to the lack of a concentration of accounts receivable. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collaterized.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives. Estimated useful lives of furniture and equipment, software, and educational content range from two to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset.

Educational content consists of payments made to vendors to acquire and develop educational content to be delivered to the Company’s customers through its Internet-based applications.

Participation Agreements

Participation agreements consist of the fair value of certain agreements executed with Sylvan Learning Center Franchisees in connection with the issuance of Class A Convertible Common Stock (see Note 6). Amortization is calculated on a straight-line basis over the estimated useful life of six years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the asset is reduced by the difference between its fair value and its carrying value. Fair value is usually determined using discounted cash flows.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues from the delivery of Internet-based educational services are recognized in the period the services are provided.

Research and Development and Capitalized Software Costs

The Company accounts for web site and software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the application stage are capitalized and amortized beginning when the product is ready for its intended use over the useful lives of the web site and software products. All other costs incurred to develop software are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $2,006,800, $1,306,500 and $1,082,431, respectively, for the years ended December 31, 2002, 2001 and December 31, 2000.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for its stock-based compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company has supplementally disclosed in the following table the required pro forma information as if the fair value method had been elected, as required by Statement No. 123.

	Year ended December 31
	2002	2001
Net loss, as reported	$(12,605,692)	$(13,100,036)
Less:
Stock-based employee compensation expense as if fair value accounting was applied	104,500	109,200

Pro forma net loss	$(12,710,192)	$(13,209,236)

Basic and diluted loss per share:
As reported	$(0.76)	$(0.82)
Pro forma	$(0.77)	$(0.82)

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2002, 2001 and 2000, with the following weighted-average assumptions:

	Year ended December 31
	2002	2001
Expected volatility	0.44	0.44
Risk-free interest rate	4.5%	4.5%
Expected lives	10 years	10 years
Dividend rate	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures for employee options, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The aggregate fair value of the non-employee options granted during 2002 and 2001 of $24,750 and $267,300, respectively, have been treated as dividends to Sylvan by recording the value of the options as an increase to additional paid-in capital and the corresponding value of the dividend as a decrease to additional paid-in capital. The Company has 1,243,800 shares reserved for issuance under its stock option plan.

The Company has also granted stock options to employees of Sylvan and Sylvan Ventures (“non-employee options”). The Company measures the fair value of non-employee options at the grant date using the Black-Scholes option pricing model and recognizes that fair value as a dividend to Sylvan.

Effect of New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121 but retains the fundamental provisions of Statement No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS 144 effective January 1, 2002, and the adoption had no impact on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit plan. Costs covered by Statement No. 146 include one-time termination benefits and certain contract termination costs, including operating lease termination costs that are assoicated with an exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The EITF Issue No. 00-21, Accounting for Revenue Arrangement with Multiple Deliverables (“Issue No. 00-21”), addresses situations which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003. The Company does not believe that the impact of adoption will be material to the Company’s results of operations.

Reclassifications

Where appropriate, certain amounts previously reported have been reclassified to conform to the 2002 presentation.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

2. Related Party Transactions

Allocated Indirect Overhead Costs for the six-month period ended June 30, 2000

All obligations of the Company for the six-month period ended June 30, 2000 were satisfied by Sylvan and accounted for as contributions to capital. These obligations included all expenditures for property and equipment and all expenses directly attributable to the Company’s operations and paid through Sylvan’s cash management systems. The Company did not maintain any cash accounts during the period. In addition, for the six months ended June 30, 2000, management has allocated corporate indirect overhead costs to the Company based on an analysis of the components of corporate general and administrative expenses and the estimated percentage of each component attributable to the Company. Corporate general and administrative expenses consisted principally of corporate payroll and were allocated considering the estimated efforts of individual employees. Management believes that the method used to allocate these expenses is reasonable.

Allocated indirect overhead costs consisted principally of the following:

•	Corporate human resources, including labor relations, payroll and training
•	Executive, finance and accounting, legal and administration
•	Tax services, including tax return preparation
•	Information technology management services

Services Agreement

On June 30, 2000 the Company entered into a services agreement with Sylvan under which Sylvan provides certain management, financial, legal, management information and human resources services and other management or administrative services upon request. The Company pays a quarterly fee that is based on Sylvan’s good faith estimate of the cost of such services. This agreement which originally had a one-year term, has been renewed annually, and is terminable by either party with 60 days notice. Sylvan charged the Company services fees of $964,414 and $720,751 for the years ended December 31, 2002 and 2001, respectively, and $286,918 for the six-month period ended December 31, 2000.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

2. Related Party Transactions (continued)

Facilities Use Agreement

On June 30, 2000 the Company entered into a facilities use agreement with Sylvan that provides for the payment of fees to Sylvan for office space used by the Company located within premises leased or owned by Sylvan. The Company pays a monthly fee that is based on Sylvan’s good faith estimate of square footage occupied by the Company and market rates for comparable facilities located nearby. The facilities use fee also includes an overhead charge determined based on a pro rata allocation of associated overhead costs incurred by Sylvan to maintain its facilities. This agreement, which originally had a one-year term, has been renewed annually, and is terminable by either party with 60 days notice. Sylvan charged the Company $392,856 and $266,261 in facilities usage fees for the years ended December 31, 2002 and 2001, respectively, and $242,368 for the six-month period ended December 31, 2000.

License Agreement

On June 30, 2000, the Company entered into a license agreement with Sylvan to license specified trademarks, service marks and educational content in connection with its business. In consideration for this license, the Company was obligated to pay an initial license fee of $1,000,000 and will pay quarterly royalties in an amount equal to 4% of net revenues of the Company derived from Internet service delivery. A minimum annual royalty of $400,000 is payable commencing in 2002, and the minimum royalty will increase by 20% each year until the expiration of the agreement. The term of the agreement is 5 years, except for the content license, which is perpetual during the duration of the applicable copyrights. The Company, at its option, may renew the license for consecutive five-year terms.

The initial license fee of $1,000,000 due to Sylvan was agreed to be an initial capital contribution by Sylvan, and no cash was paid for the initial license fee. Because this was a non-monetary transaction between a parent and its subsidiary prior to an initial public offering, the Company was required by accounting regulations to record the license at its historical cost basis to Sylvan. Because Sylvan had no basis in the transferred assets, the Company recorded no amount as the value of the license.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

2. Related Party Transactions (continued)

Professional Services Agreement

On June 30, 2000, the Company entered into a professional services agreement with Sylvan. The agreement specifies how the parties to the agreement will compensate each other for student referrals and exchange instructor services.

Under the student referral program, the Company will receive 5%, up to a maximum of $100, of all revenues received by Sylvan or a participating franchisee as a result of a student referral from the Company. The Company will pay an equal amount to Sylvan or its participating franchisees for a student referral it receives. In addition, if the Company is obligated to pay a referral fee to a participating franchisee, the Company will pay to Sylvan a commission of 5%, up to a maximum of $100, of the revenues that the Company receives for the first program to which a student initially enrolls. No significant referral fees have been incurred or earned by the Company to date.

In accordance with the instructor services section of this agreement, prior to assigning a diagnostic and prescriptive instructor to a student the Company must request Sylvan to provide an instructor for a committed period. In the event that Sylvan does not provide an instructor, the Company will provide its own instructors. In the event that Sylvan provides instructors for committed periods, the Company will reimburse Sylvan for the salary of the instructors during the committed period, plus a 30% management fee. If Sylvan refers instructors to the Company, the Company will pay a $100 referral fee to Sylvan. No instructor fees have been incurred by the Company to date.

Leasing Management Services Agreement

Effective October 23, 2000, the Company entered into a leasing management services agreement with Sylvan under which the Company can lease certain equipment under Sylvan’s master equipment lease. Under this agreement, the Company is obligated to pay all amounts due related to the equipment that it leases. In addition, the Company must pay a quarterly lease management service fee to Sylvan equal to 5% of all lease payments. For the years ended December 31, 2002, 2001 and 2000, the Company was charged lease management services fees totaling $12,864, $5,652 and $5,067, respectively.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

3. Line of Credit with Sylvan Ventures, LLC

On June 30, 2000, the Company entered into a revolving credit facility with Sylvan Ventures, a related party, under which it may borrow up to $10,000,000. The revolving credit facility expired on December 31, 2002. As of December 31, 2002, 2001 and 2000, $5,485,329, $4,469,673 and $3,078,699, respectively, were due under the facility. The balance at December 31, 2002 was paid in full, without penalty, in February 2003 utilizing proceeds of the sale of Series A preferred stock (see Note 13).

For the year ended December 31, 2001 and the six-month period ended December 31, 2000, interest expense calculated at the prime rate of interest and totaling $401,105 and $124,548, respectively, was accrued by the Company. Effective December 31, 2001, Sylvan Ventures agreed to forgive all past and future accrued interest and accordingly, the Company recognized income of $525,653 in the accompanying statement of operations as “Interest expense forgiven by related party”.

4. Income Taxes

For the six months ended June 30, 2000, the Company and Sylvan operated under a tax sharing agreement that provided for the allocation to the Company of any tax benefits realized by Sylvan as a result of including the Company’s operations in its consolidated income tax return. Any allocated income tax benefits were treated as a distribution to Sylvan. The Company would not have recorded these income tax benefits if it recorded an income tax provision using the separate return method.

During the six months ended June 30, 2000, the Company incurred a net operating loss that was used by Sylvan to reduce consolidated income taxes payable. The Company recorded a tax benefit of $1,516,117 for the six months ended June 30, 2000 relating to the tax benefits realized by Sylvan from the Company’s operations. The tax benefit is summarized as follows:

Period January 1, 2000 through June 30, 2000
Loss before income taxes	$(3,890,471)

Tax benefit at U.S. statutory rate of 35%	$(1,361,665)
Effect of permanent differences	1,293
State income taxes, net of federal benefit	(155,745)

Total	$(1,516,117)

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

4. Income Taxes (continued)

Had the Company not recorded an income tax benefit attributable to its operating losses, the recorded net loss and net loss per share would have been as follows for the year ended December 31, 2000:

Net loss	$(12,853,441)
Net loss per share	$(1.83)

Commencing July 1, 2000, Sylvan no longer recognized income tax benefits attributable to the Company’s operations upon the transfer of Sylvan’s ownership in the Company to Sylvan Ventures on June 30, 2000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$13,076,620	$8,429,799
Allowance for doubtful accounts	19,615	12,840
Accrued wages	42,714	—
Depreciation	306,704	110,257
Deferred revenue	133,418	153,107

Total deferred tax assets	13,579,071	8,706,002
Valuation allowance for net deferred tax assets	(13,579,071)	(8,706,002)

Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $13,543,392 and $8,706,002 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the Company had net operating loss carry-forwards of $33,063,516, which will begin to expire in 2020.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

4. Income Taxes (continued)

The reconciliation of the reported income tax expense benefits to the amount that would result by applying the U.S. federal statutory rate to income before income taxes is as follows:

	Year ended December 31
	2002	2001	2000
Tax benefit at U.S. statutory rate of 35%	$(4,411,992)	$(4,585,013)	(4,498,704)
Effect of permanent differences	95,049	6,195	7,456
State income taxes, net of federal benefit	(556,126)	(590,754)	(561,299)
Effect of change in valuation allowance for deferred tax assets	4,873,069	5,169,572	3,536,430

Total	$—	$—	$(1,516,117)

5. Preferred Stock

On June 30, 2000, the Company entered into a stock purchase agreement with Sylvan Ventures under which Sylvan Ventures subscribed to purchase 10,526,316 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for aggregate proceeds of $20,000,000. As of December 31, 2001, all subscription receivable amounts had been paid.

In addition, in January 2002, Sylvan Ventures purchased an additional 4,947,368 shares of Preferred Stock for aggregate proceeds of $9,400,000. The Company used $6,205,668 of the proceeds to repay the then outstanding balance on the line of credit to Sylvan Ventures.

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

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

5. Preferred Stock (continued)

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

6. Class A Convertible Common Stock

During 2000, the Company commenced an offering of up to 3,000,000 shares of Class A Convertible Common Stock (“Class A”) to be issued to Sylvan Learning Center franchisees that execute participation agreements that provide for the franchisee’s support of the Company’s Internet-based delivery of educational services. Sylvan Learning Centers offer supplemental educational services to students at all skill levels and ages. The Company has authorized the issuance of 10,000,000 shares of $0.001 par value Class A.

On March 30, 2001, the Company issued for no monetary consideration 2,452,484 shares of Class A pursuant to the receipt of executed participation agreements from Sylvan Learning Center franchisees. Upon issuance, $880,156 of direct costs incurred in connection with the stock issuance were removed from deferred stock issuance costs and recorded as a reduction to additional paid-in-capital. The Company also recorded an intangible asset entitled participation agreements of $2,145,923, which is equal to the estimated fair value of the Class A on the date of issuance. The Company is amortizing this asset over six years, the estimated average useful life of the participation agreements, using the straight-line method. At December 31, 2002 and 2001, accumulated amortization totaled $625,894 and $268,240, respectively. On this basis, annual amortization expense will be $357,654 during each of the years ended December 31, 2003, 2004, and 2005 and $89,413 during the year ended December 31, 2006.

In connection with this offering, the Company was obligated to pay an amount in cash to each Class A shareholder equal to $0.35 multiplied by the number of shares received. In April 2001, the Company paid an aggregate of $858,385 to the shareholders. These payments have been

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

6. Class A Convertible Common Stock (continued)

recorded as prepaid royalties to Sylvan as the license agreement with Sylvan provides for the offset of this payment against any future royalties due Sylvan (see Note 2).

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

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

7. Common Stock

On June 30, 2000, 14,000,000 shares of common stock were sold to Sylvan in exchange for cash of $5,000,000. In connection with the sale, Sylvan also agreed to transfer or license specified intangible assets to the Company (see Note 2). In satisfying the purchase price, Sylvan was allowed to reduce the entire amount due by capital contributions in the form of expenses and expenditures paid on the Company’s behalf. Subsequent to the purchase by Sylvan of 14,000,000 shares of common stock, 13,857,143 of those shares were contributed by Sylvan to its majority-owned subsidiary, Sylvan Ventures.

As of December 31, 2002, 24,565,115 shares of common stock have been reserved for future issuance for conversion of the Company’s Class A and Preferred Stock.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

8. Stock Option Plan

On June 30, 2000, the Company adopted the eSylvan, Inc. 2000 Omnibus Stock Plan. The plan allows for the grant of up to 3,000,000 shares of Class A to employees, directors, and consultants in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards.

During 2002 and 2001, the Company issued options to employees (“employee options”) as well as to Sylvan or its’ subsidiaries’ employees (“non-employee options”). All options were issued for $0.975 per share, the estimated fair value of common stock on the dates of grant. The options vest over periods of up to four years and expire ten years from the date of grant. The weighted average remaining contractual life at December 31, 2002 and 2001 is 8.3 and 8.3 years, respectively, for employee options and 7.5 and 8.4 years, respectively for non-employee options. No options had been granted under the plan as of December 31, 2000.

The following table summarizes employee and non-employee stock options during the years ended December 31:

	2002		2001
	Employee	Non- employee	Employee	Non- employee
Options outstanding at the beginning of the year	616,500	594,000	—	—
Options issued	567,200	55,000	616,500	594,000
Options exercised	(5,500)	—	—	—
Options forfeited	(39,000)	(37,500)	—	—

Options outstanding at the end of the year	1,139,200	611,500	616,500	594,000

Options exercisable	333,750	291,375	179,750	196,375

Weighted average fair value of options granted	$0.45	$0.45	$0.45	$0.45

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

9. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Year ended December 31
	2002	2001	2000
Net loss	$(12,605,692)	$(13,100,036)	$(11,337,324)

Weighted-average common shares outstanding during the period	16,502,785	16,036,924	7,019,178
Dilutive effect of subscribed and unissued preferred stock	—	—	—

Shares used in computations	16,502,785	16,036,924	7,019,178

Basic and diluted loss per common share	$(0.76)	$(0.82)	$(1.62)

The subscribed and unissued shares of Series A Convertible Preferred Stock have not been included in the weighted-average calculation as they are not eligible to share in dividends until the consideration is paid, and are therefore considered for purposes of computing loss per share the equivalent of warrants. The dilutive effect of these subscriptions is computed using the treasury stock method, whereby the unpaid balance is assumed to be proceeds used to purchase stock under the treasury stock method. At December 31, 2001 and 2000, the periods that the subscription was outstanding, no additional dilution from preferred stock resulted from the computation.

Additionally, diluted loss per common share is equal to the basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of convertible stock and stock options.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

10. Operating Leases

The Company leases certain computer and other equipment under non-cancelable operating leases that are guaranteed by Sylvan. At December 31, 2002, future minimum lease payments under non-cancelable operating leases, all of which terminate in 2003 were $202,954.

Rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $276,686, $276,686 and $101,298, respectively.

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

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

12. Quarterly Financial Data (Unaudited) (continued)

Three Months Ended	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$516,184	$729,789	$858,336	$551,950
Operating costs and expenses	3,767,194	3,979,464	4,071,341	3,443,952

Loss from operations	(3,251,010)	(3,249,675)	(3,213,005)	(2,892,002)
Non-operating expense (income)	—	—	—	—

Net Loss	$(3,251,010)	$(3,249,675)	$(3,213,005)	$(2,892,002)

Basic and diluted loss per common share	$(0.20)	$(0.20)	$(0.19)	$(0.17)
Shares used in computation	16,473,151	16,512,484	16,512,484	16,512,484

Three Months Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$30,133	$32,721	$140,738	$275,493
Operating costs and expenses	3,516,049	3,643,619	2,846,903	3,694,912

Loss from operations	(3,485,916)	(3,610,898)	(2,706,165)	(3,419,419)
Non-operating expense (income)	121,005	108,000	91,100	(442,467)

Net Loss	$(3,606,921)	$(3,718,898)	$(2,797,265)	$(2,976,952)

Basic and diluted loss per common share	$(0.24)	$(0.23)	$(0.17)	$(0.18)
Shares used in computation	14,817,495	16,452,484	16,452,484	16,452,484

During the three months ended December 31, 2001, the Company recognized non-operating income of $525,653 related to the forgiveness of interest expense from Sylvan Ventures (see Note 3).

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

13. Subsequent Events

In February 2003, the Company issued 3,578,947 additional shares of Series A Preferred Stock to Sylvan Ventures for a total aggregate purchase price of $6.8 million. The Company used $6.6 million of the proceeds to repay the then outstanding balance on the line of credit to Sylvan Ventures. In March 2003, Sylvan Ventures agreed to purchase, on the same terms as the previously issued shares, 1,157,894 additional shares of Series A Preferred Stock for $2.2 million to fund the Company’s operations through May 2003.

In February 2003, the board of directors of the Company approved a restructuring plan that included a reduction in the employee workforce by 17 full time employees. This constituted 40% of the full time workforce. All employees received termination benefits, which were recorded during the first quarter of 2003. The Company recorded a charge of approximately $600,000 relating to severance costs and other termination benefits incurred in conjunction with the reduction in workforce.

On March 10, 2003, Sylvan executed a definitive agreement with Apollo Management LP to sell Sylvan Ventures’ equity interest in the Company. If consummated, this transaction may impact the Company’s access to Sylvan management, the services provided under various management services agreements and the ability to raise capital. The transaction is subject to the approval of various regulatory bodies and third parties.