Form 10-Q
period 2003-03-31
ESYLVAN INC
filed 2003-05-14
CIK 1113605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by a chek mark whether the registrant is an accelerated filer (as defined In Exhange Act Rule 12b-2).  Yes  ☐  No  ☒

As of May 12, 2003, the registrant had 14,000,000 outstanding shares of Common Stock and 2,517,984 outstanding shares of Class A Convertible Common Stock.

eSylvan, Inc.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$38,841	$94,497
Accounts receivable, net of allowance of $49,284 and $49,844 at March 31, 2003 and December 31, 2002, respectively	125,307	194,716
Accounts receivable from related party	73,203	54,717
Prepaid expenses	111,806	60,783
Prepaid royalties to related party	319,153	439,153

Total current assets	668,310	843,866
Property and equipment:
Furniture and equipment	1,642,608	1,642,608
Software	2,554,848	2,554,848
Educational content	969,427	969,427
Leasehold improvements	5,897	5,897

	5,172,780	5,172,780
Accumulated depreciation and amortization	(4,394,778)	(4,197,827)

	778,002	974,953
Intangible assets:
Participation agreements, net of accumulated amortization of $715,308 and $625,894 at March 31, 2003 and December 31, 2002, respectively	1,430,615	1,520,029

Total assets	$2,876,927	$3,338,848

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Balance Sheets (continued)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$810,609	$822,128
Accrued severance costs	255,000	—
Fees payable to related party	240,760	202,690
Borrowings from related party	696,160	5,485,329
Deferred revenue	325,952	337,339

Total current liabilities	2,328,481	6,847,486
Commitments and contingent liabilities	—	—
Stockholders’ equity (deficit):
Series A Convertible Preferred Stock, par value $.001 per share—20,000,000 shares authorized, 19,052,631 and 15,473,684 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	19,053	15,474
Class A Convertible Common Stock, par value $.001 per share—10,000,000 shares authorized, 2,517,984 shares issued and outstanding as of March 31, 2003 and December 31, 2002	2,518	2,518
Common stock, par value $.001 per share—authorized 70,000,000 shares, 14,000,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002	14,000	14,000
Additional paid-in capital	40,242,915	33,446,494
Accumulated deficit	(39,730,040)	(36,987,124)

Total stockholders’ equity (deficit)	548,446	(3,508,638)

Total liabilities and stockholders’ equity (deficit)	$2,876,927	$3,338,848

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Operations (Unaudited)

	Three months ended March 31,
	2003	2002
Revenues	$486,169	$516,184
Costs and expenses
Direct costs of services provided	494,019	498,636
Sales and marketing	548,609	801,522
General and administrative	1,526,682	1,647,672
Research and development	322,437	436,384
Management services and facilities usage charges from Sylvan	337,338	382,980

Total operating costs and expenses	3,229,085	3,767,194

Net loss	$(2,742,916)	$(3,251,010)

Basic and diluted loss per common share	$(0.17)	$(0.20)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net loss	$(2,742,916)	$(3,251,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,365	609,270
Changes in operating assets and liabilities:
Accounts receivable, net	69,409	(28,302)
Accounts receivable from related party	(18,486)	(54,717)
Prepaid expenses	(51,023)	(129,663)
Prepaid royalties to related party	120,000	100,000
Accounts payable and accrued expenses	(11,519)	387,641
Accrued severance costs	255,000	—
Fees payable to related party	38,070	(69,044)
Deferred revenue	(11,387)	(81,552)

Net cash used in operating activities	(2,066,487)	(2,517,377)

Investing activities
Purchase of property and equipment	—	(69,996)
Proceeds from sale of property and equipment	—	41,498

Net cash used in investing activities	—	(28,498)

Financing activities
Proceeds from borrowings from related party	1,848,461	1,735,995
Payments on line of credit with related party	(6,637,630)	(6,205,668)
Sale of Series A Convertible Preferred Stock to related party	6,800,000	6,764,668

Net cash provided by financing activities	2,010,831	2,294,995

Net change in cash	(55,656)	(250,880)
Cash at beginning of period	94,497	250,880

Cash at end of period	$38,841	$—

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (Unaudited)

March 31, 2003

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2002.

2. Stock Options Granted to Employees and Non-Employees

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

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

2. Stock Options Granted to Employees and Non-Employees (continued)

	Three months ended March 31
	2003	2002
Net loss, as reported	$(2,742,916)	$(3,251,010)
Less: Stock-based employee compensation expense as if fair value accounting was applied	26,136	19,905

Pro forma net loss	$(2,769,052)	$(3,270,915)

Basic and diluted loss per share:
As reported	$(0.17)	$(0.20)
Pro forma	$(0.17)	$(0.20)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the three months ended December 31, 2003 and 2002, with the following weighted average assumptions:

Expected volatility	0.44
Risk-free interest rate	4.5%
Expected lives	10	years
Dividend rate	0%

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

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (continued)

3. Restructuring Plan

In February 2003, the Company implemented, with board of directors approval, a restructuring plan. Under the plan the employee workforce was reduced by 14 full time employees, or 33% of the full time workforce. The terminated employees were engaged in providing direct services to customers, sales and marketing, general and administrative and research and development activities. The Company paid $80,000 in severance benefits to terminated employees in the three month period ended March 31, 2003 and accrued an additional $255,000 as general and administrative expense for severence benefits to be paid in future periods.

4. Income Taxes

The Company is a majority owned subsidiary of Sylvan Ventures, LLC (“Sylvan Ventures”). Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the three month period ended March 31, 2003 and 2002, the Company has not reported an income tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forwards and other deferred tax assets.

5. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended March 31,
	2003	2002
Net loss	$(2,742,916)	$(3,251,010)

Weighted-average common and Class A common shares outstanding during the period	16,517,984	16,452,484

Shares used in computations	16,517,984	16,452,484

Basic and diluted loss per common share	$(0.17)	$(0.20)

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock and exercise of outstanding stock options would result in the computation being antidilutive as a result of the net loss in each period presented.

eSylvan, Inc.

(a Subsidiary of Sylvan Ventures, LLC)

Notes to Financial Statements (Unaudited)

6. Liquidity and Capital Resources

The Company had a revolving credit facility with Sylvan Ventures under which it could borrow, through December 31, 2002, up to $10,000,000. In light of Sylvan Ventures’ commitments to purchase additional shares of the Company’s Preferred Stock (see below), Sylvan Ventures has continued to advance funds to the Company on the same terms as the now expired line of credit. At March 31, 2003 and December 31, 2002, the Company had $696,160 and $5,485,329 outstanding under the line of credit, respectively.

In February 2003, the Company issued 3,578,947 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $6,800,000. The Preferred Stock was issued with the same terms as the existing Preferred Stock. The Company used $6,637,630 of the proceeds to repay the line of credit with Sylvan Ventures and $162,370 to fund operations of the Company.

On March 10, 2003, Sylvan executed a definitive agreement with Apollo Management LP to sell Sylvan Ventures’ equity interest in the Company. If consummated, this transaction may impact the Company’s access to Sylvan management, the services provided under various management services agreements and the ability to raise capital. The transaction, which is subject to the approval of various regulatory bodies and third parties, is expected to close in the second quarter of 2003.

On April 1, 2003, Sylvan Ventures agreed to purchase 1,155,263 additional shares of the Preferred Stock for a total purchase price of $2,195,000. This Preferred Stock will be issued with the same terms and price as the previously issued Preferred Stock. Proceeds will be utilized to repay amounts advanced to the Company and to fund operations of the Company

The Company’s operating losses, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing through Sylvan Ventures and Educate, Inc, the expected successor owner of our preferred shares. However, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

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

On March 10, 2003, Sylvan Learning Systems, Inc. (“Sylvan”) announced that it will focus exclusively on its international and online university business by selling its K-12 education operating units and disbanding Sylvan Ventures. Under the pending transaction, substantially all of the Sylvan Learning Center and Sylvan Education Solutions divisions of Sylvan, the ownership interest in eSylvan held by Sylvan Ventures and certain other Sylvan assets will be sold to Educate, Inc., a newly formed entity associated with Apollo Management LP. Additionally, Sylvan Ventures will be disbanded. We cannot predict how this transaction, if consummated, will impact our business, particularly our access to Sylvan management, the services provided to us by Sylvan under various management services agreements or our ability to obtain the working capital and /or equity capital we will need to continue to operate our business.

This transaction, which is subject to the approval of various regulatory bodies and third parties, is expected to close in the second quarter of 2003.

Results of Operations

Comparison of results for the three months ended March 31, 2003 to results for the three months ended March 31, 2002

The Company incurred net losses of $2.7 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively. The net loss for the three months ended March 31, 2003 includes $0.3 million of incurred and accrued severance costs related to a restructuring plan implemented in February 2003. Under the plan we expect to reduce the size of our annual operating loss and cash flow requirements by enrolling and servicing fewer students in 2003 than we did in 2002, by enrolling and servicing those students on a more economical basis and by reducing our personnel and other overhead costs. By reducing our enrollments and the number of students enrolled and served in 2003, we believe we can develop certain software applications and operational processes that will enable us to operate more efficiently as we increase enrollments in the future.

Revenues for the three months ended March 31, 2003 declined 6% to $486,169 from $516,184 for the three months ended March 31, 2002 as a result of lower enrollments in the current period versus last year. The 56% decline in enrollments and related assessment and registration revenue was offset by an 11% increase in tutoring revenue.

During the three months ended March 31, 2003, total operating costs and other expenses decreased by $0.6 million, or 14%, to $3.2 million from $3.8 million for the three months ended March 31, 2002.

Direct costs of services provided for the three months ended March 31, 2003 decreased 1% to $494,019 from $498,636 for the three months ended March 31, 2002. In both periods, direct costs of services provided consisted primarily of labor for instructional, technical and operations support.

Sales and marketing expenses decreased by $0.3 million, or 32%, to $0.5 million for the three months ended March 31, 2003, from $0.8 million for the three months ended March 31, 2002. The decrease in sales and marketing expenses was due to the Company’s increased focus on utilizing customer acquisition channels that were more efficient than those utilized in the prior year. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the “eSylvan” brand.

General and administrative expenses decreased 7%, to $1.5 million for the three months ended March 31, 2003, from $1.6 million for the three months ended March 31, 2002. A decrease in depreciation and amortization expense of $0.3 million was partially offset by $0.3 million of severance costs recognized in the three months ended March 31, 2003 in conjunction with Company’s restructuring plan. The company terminated 14 of its full-time personnel, or 33% of total full-time personnel in February 2003. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses.

Research and development expenses decreased 26%, to $0.3 million for the three months ended March 31, 2003, from $0.4 million for the three months ended March 31, 2002. The decrease in research and development expenses resulted from the need for less intensive development of our on-line tutoring technical infrastructure in the 2003 period versus the 2002 period.

Management services and facilities usage charges from Sylvan decreased by $46,000, or 12%, to $0.3 million for the three months ended March 31, 2003, from $0.4 million for the three months ended March 31, 2002. Under the Company’s services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company.

The Company incurred no interest expense for the three months ended March 31, 2003 or for the three months ended March 31, 2002 because Sylvan Ventures did not charge us interest on amounts advanced to us by Sylvan Ventures.

Liquidity and Capital Resources

The Company used net cash in its operating activities for the three months ended March 31, 2003 of $2.1 million, primarily to fund the $2.5 million loss before depreciation and amortization, compared to net cash used of $2.5 million in the three months ended March 31, 2002. There were no capital expenditures for the three months ended March 31, 2003, compared to capital expenditures for the three months ended March 31, 2002 of $0.1 million for computer software.

The Company had a revolving credit facility with Sylvan Ventures that expired on December 31, 2002, under which the Company could borrow up to $10.0 million. However, in light of Sylvan Ventures’ commitments to purchase addition shares of the Company’s Preferred Stock (see below), Sylvan Ventures has continued to advance funds to the Company on the same terms as the now expired line of credit.

In February 2003, the Company issued 3,578,947 shares of the Preferred Stock to Sylvan Ventures for an aggregate purchase price of $6.8 million. The Company used $6.6 million of the proceeds to repay the then outstanding balance under the line of credit with Sylvan Ventures.

In April 2003, Sylvan Ventures agreed to purchase 1,155,263 additional shares of Preferred Stock for a total purchase price of $2,195,000. This Preferred Stock will be issued with the same terms and price as the previously issued Preferred Stock. These shares are expected to be issued in multiple closings through May 2003.

The Company expects to incur significant negative cash flow from operations for the foreseeable future. The Company believes that the $2.2 million committed by Sylvan Ventures will satisfy its cash requirements through May 2003. The Company does not expect that its current resources will be sufficient to support its growth and operations until it becomes profitable. Since its founding, the Company has relied upon Sylvan and Sylvan Ventures for the capital necessary to operate the Company’s business. The Company cannot predict whether Educate, Inc. will continue to provide the necessary capital to the Company following Educate, Inc’s purchase of Sylvan’s K-12 education operating units. Therefore, the Company cannot be certain that it will be able to raise additional funds as needed, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential third party investors may be unwilling to invest in the Company due to Sylvan Venture’s, or its successor company’s, voting control. The Company is unable to predict the amount of additional financing it will need because the amount is substantially dependent upon the Company’s success in implementing its business plan, including its marketing and advertising efforts and a variety of factors outside the Company’s control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. The Company’s failure to obtain the funds necessary to establish and grow its business will have a material adverse effect on the business and the Company’s ability to generate and grow revenues. If the Company raises funds through the issuance of equity or equity-related securities, these securities will likely have rights, preferences or privileges senior to those of the rights of the Company’s Common Stock, and current holders of the Common Stock will experience dilution, which may be substantial.

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

Seasonality in Results of Operations

The Company experiences seasonality in its results of operations primarily as a result of quarterly fluctuations in the level of student enrollments. The strongest operating results are achieved in the third quarter of the year when we expect to deliver our highest tutoring session volume, while our marketing and student acquisition expenses are lowest given that the third quarter has been our weakest enrollment quarter. The aforementioned seasonality trend is based upon our very limited operating experience and may not be indicative of actual operating results, particularly as student enrollments increase or decrease dramatically. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company’s operations are exclusively in the United States and have been funded exclusively by Sylvan without an interest charge. Therefore, the Company currently has no direct exposure to financial market risks, as we have no exposure to fluctuations in foreign currency exchange rates, interest rates, equity prices or investment values.

ITEM 4. CONTROLS AND PROCEDURES

As of May 2, 2003 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in the reports that the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 6 to Notes to Financial Statements (unaudited) filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company has filed with the Securities and Exchange Commission the certifications of its principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (the “Act”) as an exhibit to this Quarterly Report on Form 10-Q. The Certifications required by Section 302 of the Act are included as part of this Quarterly Report on
Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	—Certification of principal executive officer under Section 906 of Sarbanes-Oxley Act of 2002.

99.2	—Certification of principal financial officer under Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

eSYLVAN, INC.

Date: May 14, 2003	/s/ R. CHRISTOPHER HOEHN-SARIC
R. Christopher Hoehn-Saric Chairman and Chief Executive Officer (principal executive officer)

Date: May 14, 2003	/s/ B. LEE MCGEE
B. Lee McGee Senior Vice President and Treasurer (principal financial officer)

Date: May 14, 2003	/s/ GLENN F. MCAVOY
Glenn F. McAvoy Vice President and Controller (principal accounting officer)

Certification of principal executive officer:

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

May 14, 2003

/s/ R. CHRISTOPHER HOEHN-SARIC
R. Christopher Hoehn-Saric Chairman and Chief Executive Officer (principal executive officer)

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

May 14, 2003

/s/ B. LEE MCGEE
B. Lee McGee Senior Vice President and Treasurer (principal financial officer)