Form 10-Q
period 2003-06-30
ESYLVAN INC
filed 2003-08-15
CIK 1113605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

As of August 12 , 2003, the registrant had 14,000,000 outstanding shares of Common Stock and 2,517,984 outstanding shares of Class A Convertible Common Stock.

eSylvan, Inc.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$7,694	$94,497
Accounts receivable, net of allowance of $50,693and $49,844 at June 30, 2003 and December 31, 2002, respectively	124,415	194,716
Accounts receivable from related party	—	54,717
Prepaid expenses	84,316	60,783
Prepaid royalties to related party	199,153	439,153

Total current assets	415,578	843,866
Property and equipment:
Furniture and equipment	1,653,314	1,642,608
Software	2,918,552	2,554,848
Educational content	969,427	969,427
Leasehold improvements	5,897	5,897

	5,547,190	5,172,780
Accumulated depreciation and amortization	(4,584,470)	(4,197,827)

	962,720	974,953
Intangible assets:
Participation agreements, net of accumulated amortization of $804,721 and $625,894 at June 30, 2003 and December 31, 2002, respectively	1,341,202	1,520,029

Total assets	$2,719,500	$3,338,848

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Balance Sheets (continued)

	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$878,493	822,128
Accrued severance costs Fees payable to related party	154,079 —	— 202,690
Borrowings from related party	—	5,485,329
Deferred revenue	296,033	337,339

Total current liabilities	1,328,605	6,847,486
Commitments and contingent liabilities	—	—
Stockholders’ equity (deficit):
Series A Convertible Preferred Stock, par value $.001 per share—30,000,000 shares authorized, 20,332,515 and 15,473,684 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	20,333	15,474
Class A Convertible Common Stock, par value $.001 per share—10,000,000 shares authorized, 2,517,984 shares issued and outstanding as of June 30, 2003 and December 31, 2002	2,518	2,518
Common stock, par value $.001 per share—authorized 60,000,000 shares, 14,000,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002	14,000	14,000
Additional paid-in capital	42,673,414	33,446,494
Accumulated deficit	(41,319,370)	(36,987,124)

Total stockholders’ equity (deficit)	1,390,895	(3,508,638)

Total liabilities and stockholders’ equity (deficit)	$2,719,500	$3,338,848

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Operations (Unaudited)

	Three months ended June 30,
	2003	2002
Revenues	$487,023	$729,789
Costs and expenses
Direct costs of services provided	392,054	667,135
Sales and marketing	85,874	934,425
General and administrative	1,137,042	1,621,566
Research and development	208,185	418,703
Management services and facilities usage charges	253,198	337,635

Total operating costs and expenses	2,076,353	3,979,464

Net loss	$(1,589,330)	$(3,249,675)

Basic and diluted loss per common share	$(0.10)	$(0.20)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Operations (Unaudited)

	Six months ended June 30,
	2003	2002
Revenues	$973,192	$1,245,973
Costs and expenses
Direct costs of services provided	886,073	1,165,771
Sales and marketing	634,484	1,735,947
General and administrative	2,663,724	3,269,238
Research and development	530,622	855,087
Management services and facilities usage charges	590,535	720,615

Total operating costs and expenses	5,305,438	7,746,658

Net loss	$(4,332,246)	$(6,500,685)

Basic and diluted loss per common share	$(0.26)	$(0.39)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net loss	$(4,332,246)	$(6,500,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,470	1,217,662
Non-cash compensation expense	—	58,204
Changes in operating assets and liabilities:
Accounts receivable, net	70,301	(146,302)
Accounts receivable from related party	54,717	(53,202)
Prepaid expenses	(23,533)	(12,761)
Prepaid royalties to related party	240,000	200,000
Accounts payable and accrued expenses	56,365	350,612
Accrued severance costs	154,079	—
Fees payable to related party	(202,690)	(15,390)
Deferred revenue	(41,306)	25,119

Net cash used in operating activities	(3,458,843)	(4,876,743)

Investing activities
Purchase of property and equipment	(374,410)	(165,592)
Proceeds from sale of property and equipment	—	41,498

Net cash used in investing activities	(374,410)	(124,094)

Financing activities
Proceeds from borrowings from related party	3,584,080	1,905,055
Payments on line of credit with related party	(9,069,409)	(6,205,668)
Sale of Series A Convertible Preferred Stock to related party	9,231,779	9,400,000

Net cash provided by financing activities	3,746,450	5,099,387

Net change in cash	(86,803)	98,550
Cash at beginning of period	94,497	250,880

Cash at end of period	$7,694	$349,430

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

June 30, 2003

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to historical financial statements in order to conform to current period presentation. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the eSylvan, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2002.

On June 30, 2003, Sylvan Learning Systems, Inc. (“Sylvan”) completed the sale of its K-12 education operating units. Under the transaction, Sylvan’s ownership interest in the Company, along with certain other Sylvan assets, were sold to Educate Operating Company LLC (“Educate”), a wholly owned subsidiary of Educate Inc. To consummate the transaction, Educate purchased from Sylvan Ventures LLC, (“Sylvan Ventures”) a majority owned subsidiary of Sylvan, 13,857,143 shares of the Company’s common stock and 20,332,515 shares of the Company’s Series A Preferred Stock. Educate now owns 83.89% and 100% of the outstanding common and series A preferred stock, respectively, of the Company.

Educate is currently in the process of determining the fair market value of the assets and liabilities it acquired from Sylvan of each specific entity. As of June 30, 2003, the determination of the amount of the purchase price allocable to the assets and liabilities of the Company has not been completed. Upon the completion of the determination of the amount of the purchase price allocable to the Company’s net assets, the identifiable assets and liabilities of the Company will be remeasured at fair value, with any excess reported as goodwill. Management expects to complete this assessment by September 30, 2003.

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

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (continued)

2.	Stock Options Granted to Employees and Non-Employees (continued)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,589,330)	$(3,249,675)	$(4,332,246)	$(6,500,685)
Less stock-based employee compensation expense as if fair value accounting was applied	(28,120)	(22,000)	(54,256)	(41,905)

Pro forma net loss	$(1,617,450)	$(3,271,675)	$(4,386,502)	$(6,542,590)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.20)	$(0.26)	$(0.39)
Pro forma	$(0.10)	$(0.20)	$(0.26)	$(0.39)

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

The Company has also granted stock options to employees of Sylvan and Sylvan Ventures (“non-employee options”). The Company measured the fair value of non-employee options at the grant date using the Black-Scholes option pricing model and recognized that fair value as a dividend to Sylvan through June 30, 2003.

The Company has 1,243,800 shares reserved for issuance under its stock option plan.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (continued)

3.	Restructuring Plan

In February 2003, the Company initiated, with board of directors approval, a restructuring plan. Under the plan the employee workforce was reduced by 14 full time employees, or 33% of the full time workforce. The terminated employees were engaged in providing direct services to customers, sales and marketing, general and administrative and research and development activities. Under the restructuring plan, which was completed in May 2003, the Company paid $200,300 and $280,900 in severance benefits to terminated employees in the three month and six month periods ended June 30, 2003, respectively. In the three and six month periods ended June 30, 2003, general and administrative expense included $100,000 and $435,000 for severence benefits paid and to be paid, respectively.

4.	Income Taxes

Through June 30, 2003 the Company was a majority owned subsidiary of Sylvan Ventures. Sylvan Ventures is organized as a limited liability company, and under applicable income tax regulations, is unable to utilize or pass through losses to its members resulting from its investment in the Company. For the six month periods ended June 30, 2003 and 2002, the Company has not reported an income tax benefit from operating losses because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of the net operating loss carry forwards and other deferred tax assets.

5.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(1,589,330)	$(3,249,675)	$(4,332,246)	$(6,500,685)

Weighted-average common and Class A common shares outstanding during the period	16,517,984	16,512,484	16,517,984	16,492,926

Shares used in computations	16,517,984	16,512,484	16,517,984	16,492,926

Basic and diluted loss per common share	$(0.10)	$(0.20)	$(0.26)	$(0.39)

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock and exercise of outstanding stock options would result in the computation being antidilutive as a result of the net loss in each period presented.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

6.	Liquidity and Capital Resources

The Company had a revolving credit facility with Sylvan Ventures under which it could borrow, through December 31, 2002, up to $10,000,000. In light of Sylvan Ventures’ commitments to purchase additional shares of the Company’s Preferred Stock and to sell its shares to Educate, Inc., Sylvan Ventures has continued to advance funds to the Company on the same terms as the now expired line of credit. At December 31, 2002, the Company had $5,485,329 outstanding under the line of credit.

In February 2003, the Company issued 3,578,947 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $6,800,000. The Preferred Stock was issued with the same terms as the existing Preferred Stock. The Company used $6,637,630 of the proceeds to repay the line of credit with Sylvan Ventures and $162,370 to fund operations of the Company.

In June 2003, the Company issued 1,279,884 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $2,431,779. The Preferred Stock was issued with the same terms as the existing Preferred Stock. The Company used the proceeds to repay amounts advanced to the Company by Sylvan Ventures.

The Company’s operating losses, forecasted operating losses and limited committed funding sources raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing through Educate, Inc. While the Company anticipates continued funding from Educate, Inc., at least through the end of 2003, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

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

On June 30, 2003, Sylvan Learning Systems, Inc. (“Sylvan”) completed the sale of its K-12 education operating units. Under the transaction, the Sylvan Learning Center and Sylvan Education Solutions divisions of Sylvan, the ownership interest in eSylvan and other assets were sold to Educate Operating Co., LLC, a wholly owned subsidiary of Educate, Inc.,. Under these transactions, Educate Operating Co., LLC purchased from Sylvan Ventures, a majority owned subsidiary of Sylvan, 13,857,143 shares of Common Stock of eSylvan, Inc. and 20,332,515 shares of Series A Preferred Stock of eSylvan, Inc Educate Operating Co., LLC now owns 83.89% and 100% of the outstanding Common Stock and Series A Preferred Stock of eSylvan, Inc., respectively. We cannot predict how this transaction will impact our business. However, we expect to have access to management resources we need and to the services previously provided to us by Sylvan under various management services agreements. While we anticipate continued funding from Educate Inc. at least through the end of 2003, there can be no assurance that we will be able to obtain the working capital and/or equity capital we will need to continue to operate our business on a longer term basis.

Results of Operations

Comparison of results for the three months ended June 30, 2003 to results for the three months ended June 30, 2002

The Company incurred net losses of $1.6 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively. The net loss for the three months ended June 30, 2003 includes $0.1 million of incurred and accrued severance costs related to a restructuring plan implemented in February 2003. Under the plan we expect to reduce the size of our annual operating loss and cash flow requirements by enrolling and servicing fewer students in 2003 than we did in 2002, by enrolling and servicing those students on a more economical basis and by reducing our personnel and other overhead costs. By reducing our enrollments and the number of students enrolled and served in 2003, we believe we can develop certain software applications and operational processes that will enable us to operate more efficiently as we increase enrollments in the future.

Revenues for the three months ended June 30, 2003 declined 33% to $0.5 million from $0.7 million for the three months ended June 30, 2002 as a result of a 64% decline in enrollments and related assessment and registration revenue and a 22% decline in tutoring revenue.

During the three months ended June 30, 2003, total operating costs and other expenses decreased by $1.9 million, or 48%, to $2.1 million from $4.0 million for the three months ended June 30, 2002.

Direct costs of services provided for the three months ended June 30, 2003 decreased 41% to $0.4 million from $0.7 million for the three months ended June 30, 2002. In both periods, direct costs of services provided consisted primarily of labor for instructional, technical and operations support. The decline was attributable to a 29% decline in the number of tutoring sessions delivered as well as an increase in efficiency in delivering sessions.

Sales and marketing expenses decreased by $0.8 million, or 91%, to $0.1 million for the three months ended June 30, 2003, from $0.9 million for the three months ended June 30, 2002. The decrease in sales and marketing expenses was due to the Company’s increased focus on utilizing customer acquisition channels that were more efficient than those utilized in the prior year and an overall reduction in the number of students we sought to enroll in the three month period ended June 30, 2003. The Company incurs sales and marketing costs for media and marketing campaigns and for establishing and growing the “eSylvan” brand.

General and administrative expenses decreased by $0.5 million, or 30%, to $1.1 million for the three months ended June 30, 2003, from $1.6 million for the three months ended June 30, 2002. A decrease in depreciation and amortization expense of $0.4 million was partially offset by $0.1 million of severance costs recognized in the three months ended June 30, 2003 in conjunction with Company’s restructuring plan. The remainder of the decline in general and administrative expenses was in result of lower costs after implementing our restructuring plan. The company terminated 14 of its full-time personnel, or 33% of total full-time personnel in February 2003. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses.

Research and development expenses decreased by 50%, to $0.2 million for the three months ended June 30, 2003, from $0.4 million for the three months ended June 30, 2002. The decrease in research and development expenses resulted from the need for less intensive development of our on-line tutoring technical infrastructure in the 2003 period versus the 2002 period.

Management services and facilities usage charges from Sylvan decreased by $84,437, or 25%, to $253,198 for the three months ended June 30, 2003, from $337,635 for the three months ended June 30, 2002. Under the Company’s services agreement with Sylvan, Sylvan provides management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services to the Company. Sylvan and Educate, Inc. have agreed to provide these services to the Company on the same terms as previously provided.

The Company incurred no interest expense for the three months ended June 30, 2003 or for the three months ended June 30, 2002 because Sylvan Ventures did not charge interest on amounts advanced.

Comparison of results for the six months ended June 30, 2003 to results for the six months ended June 30, 2002

The Company incurred net losses of $4.3 million and $6.5 million for the six months ended June 30, 2003 and 2002, respectively. The net loss for the six months ended June 30, 2003 includes $0.4 million of incurred and accrued severance costs related to a restructuring plan implemented in February 2003.

Revenues for the six months ended June 30, 2003 declined 22% to $1.0 million from $1.2 million for the six months ended June 30, 2002 as a result of a 63% decline in enrollments and related assessment and registration revenue and an 8% decline in tutoring revenue.

During the six months ended June 30, 2003, total operating costs and other expenses decreased by $2.4 million, or 33%, to $5.3 million from $7.7 million for the six months ended June 30, 2002.

Direct costs of services provided for the six months ended June 30, 2003 decreased 24% to $0.9 million from $1.2 million for the six months ended June 30, 2002. The decline was attributable to a 10% decline in the number of tutoring sessions delivered as well as an increase in efficiency in delivering sessions.

Sales and marketing expenses decreased by $1.1 million, or 63%, to $0.6 million for the six months ended June 30, 2003, from $1.7 million for the six months ended June 30, 2002. The decrease in sales and marketing expenses was due to the Company’s increased focus on utilizing customer acquisition channels that were more efficient than those utilized in the prior year along with an overall reduction in the number of students we sought to enroll.

General and administrative expenses decreased by $0.6 million, or 19%, to $2.7 million for the six months ended June 30, 2003, from $3.3 million for the six months ended June 30, 2002. A decrease in depreciation and amortization expense of $0.7 million was partially offset by $0.4 million of severance costs recognized in the six months ended June 30, 2003 in conjunction with Company’s restructuring plan.

Research and development expenses decreased by 38%, to $0.5 million for the six months ended June 30, 2003, from $0.9 million for the six months ended June 30, 2002. The decrease in research and development expenses resulted from the need for less intensive development of our on-line tutoring technical infrastructure in the 2003 period versus the 2002 period.

Management services and facilities usage charges decreased by $0.1 million, or 18%, to $0.6 million for the six months ended June 30, 2003, from $0.7 million for the six months ended June 30, 2002.

The Company incurred no interest expense for the six months ended June 30, 2003 or for the six months ended June 30, 2002 because Sylvan Ventures did not charge interest on amounts advanced to us.

Liquidity and Capital Resources

The Company used net cash in its operating activities for the six months ended June 30, 2003 of $3.5 million, primarily to fund the $3.8 million loss before depreciation and amortization, compared to net cash used of $4.9 million in the six months ended June 30, 2002. The Company capitalized $0.4 million of software development costs during the six months ended June 30, 2003, compared to capital expenditures for the six months ended June 30, 2002 of $0.2 million for computer software.

In February 2003, the Company issued 3,578,947 shares of the Preferred Stock to Sylvan Ventures for an aggregate purchase price of $6.8 million. The Company used $6.6 million of the proceeds to repay the then outstanding balance under the line of credit with Sylvan Ventures.

In June 2003, the Company issued 1,279,884 shares of the Preferred Stock to Sylvan Ventures for an aggregate purchase price of $2,431,779. The Company used the proceeds to repay amounts advanced to the Company by Sylvan Ventures.

The Company expects to incur significant negative cash flow from operations for the foreseeable future. The Company does not expect that its current resources will be sufficient to support its growth and operations until it becomes profitable. Since its founding, the Company has relied upon its investors for the capital necessary to operate the Company’s business. While the Company expects Educate, Inc. to fund the Company’s operations at least through the end of 2003, we cannot predict whether Educate, Inc. will continue to provide the necessary capital to the Company on a longer term basis.

Therefore, the Company cannot be certain that it will be able to raise additional funds as needed, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential third party investors may be unwilling to invest in the Company due to Educate, Inc.’s voting control. The Company is unable to predict the amount of additional financing it will need because the amount is substantially dependent upon the Company’s success in implementing its business plan, including its marketing and advertising efforts and a variety of factors outside the Company’s control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. The Company’s failure to obtain the funds necessary to establish and grow its business will have a material adverse effect on the business and the Company’s ability to generate and grow revenues. If the Company raises funds through the issuance of equity or equity-related securities, these securities will likely have rights, preferences or privileges senior to those of the rights of the Company’s Common Stock, and current holders of the Common Stock will experience dilution, which may be substantial.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company’s operations are exclusively in the United States and have been funded without an interest charge. Therefore, the Company currently has no direct exposure to financial market risks, as we have no exposure to fluctuations in foreign currency exchange rates, interest rates, equity prices or investment values.

ITEM 4.	CONTROLS AND PROCEDURES

As of August 4, 2003 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in the reports that the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and no corrective actions with regard to significant deficiencies and material weaknesses.

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

31.1—Certification of principal executive offices under Section 302 of Sarbanes-Oxley Act of 2002.

31.2—Certification of principal financial offices under Section 302 of Sarbanes-Oxley Act of 2002.

32.1—Certification of principal executive officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2—Certification of principal financial officer under Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2003. However, a Form 8-K was filed July 15, 2003 regarding the sale of Sylvan’s K-12 business to Educate, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ESYLVAN, INC.

Date: August 14, 2003	/s/ R. CHRISTOPHER HOEHN-SARIC
R. Christopher Hoehn-Saric Chairman and Chief Executive Officer (principal executive officer)

Date: August 14, 2003	/s/ KEVIN E. SHAFFER
Kevin E. Shaffer Chief Financial Officer (principal financial officer)

Date: August 14, 2003	/s/ GLENN F. MCAVOY
Glenn F. McAvoy Vice President—Finance (principal accounting officer)