Form 10-Q
period 2003-09-30
ESYLVAN INC
filed 2003-11-14
CIK 1113605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

As of November 12, 2003, the registrant had 14,000,000 outstanding shares of Common Stock and 2,517,984 outstanding shares of Class A Convertible Common Stock.

eSylvan, Inc.

INDEX

		PAGE
PART I.

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets – September 30, 2003 for eSylvan, Inc. and December 31, 2002 for predecessor eSylvan, Inc.	2

	Statements of Operations –Three Months Ended September 30, 2003 for eSylvan Inc, and Three Months Ended September 30, 2002 for predecessor eSylvan, Inc.	4

	Statements of Operations – Three Months Ended September 30, 2003 for eSylvan, Inc., and Six Months Ended June 30, 2003 and Nine Months Ended September 30, 2002 for predecessor eSylvan, Inc.	5

	Statements of Cash Flows – Three Month Ended September 30, 2003 for eSylvan Inc, and Six Months Ended June 30, 2003 and Nine Months Ended September 30, 2002 for predecessor eSylvan, Inc.	6

	Notes to Financial Statements – September 30, 2003	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

PART II.

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities and Use of Proceeds	20

ITEM 3.	Defaults upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES	21

ITEM 1.	FINANCIAL STATEMENTS

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Balance Sheets

		Predecessor
	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$227,228	$94,497
Amounts due from prior investor	564,525	—
Accounts receivable, net of allowance of $24,628 and $49,844 at September 30, 2003 and December 31, 2002, respectively	75,941	194,716
Accounts receivable from related party	45,826	54,717
Prepaid expenses	11,951	60,783
Prepaid royalties to related party	79,153	439,153

Total current assets	1,004,624	843,866

Property and equipment:
Furniture and equipment	336,222	1,642,608
Software	425,506	2,554,848
Educational content	—	969,427
Leasehold improvements	2,312	5,897

	764,040	5,172,780
Accumulated depreciation and amortization	(147,725)	(4,197,827)

	616,315	974,953

Intangible assets:
Participation agreements, net of accumulated amortization of $625,894 at December 31, 2002	—	1,520,029

Total assets	$1,620,939	$3,338,848

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Balance Sheets (continued)

		Predecessor
	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$702,420	$822,128
Accrued severance costs	18,883	—
Fees payable to related party	—	202,690
Borrowings from related party	1,534,692	—
Borrowings from prior investor	—	5,485,329
Deferred revenue	292,296	337,339

Total current liabilities	2,548,291	6,847,486

Commitments and contingent liabilities	—	—

Stockholders’ (deficit):
Series A Convertible Preferred Stock, par value $.001 per share –30,000,000 shares authorized, 20,629,633 and 15,473,684 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	20,630	15,474
Class A Convertible Common Stock, par value $.001 per share –10,000,000 shares authorized, 2,517,984 shares issued and outstanding as of September 30, 2003 and December 31, 2002	2,518	2,518
Common stock, par value $.001 per share – authorized 60,000,000 shares, 14,000,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002	14,000	14,000
Additional paid-in capital	242,795	33,446,494
Accumulated deficit	(1,207,295)	(36,987,124)

Total stockholders’ deficit	(927,352)	(3,508,638)

Total liabilities and stockholders’ deficit	$1,620,939	$3,338,848

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Operations (Unaudited)

		Predecessor
	Three months ended September 30, 2003	Three months ended September 30, 2002
Revenues	$472,744	$858,336

Costs and expenses
Direct costs of services provided	388,657	766,029
Sales and marketing	164,807	913,345
General and administrative	793,293	1,553,707
Research and development	182,166	494,835
Management services and facilities usage charges	151,116	343,425

Total operating costs and expenses	1,680,039	4,071,341

Net loss	$(1,207,295)	$(3,213,005)

Basic and diluted loss per common share	$(0.07)	$(0.19)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Operations (Unaudited)

		Predecessor
	Three months ended September 30, 2003	Six months ended June 30, 2003	Nine months ended September 30, 2002
Revenues	$472,744	$973,192	$2,104,309

Costs and expenses
Direct costs of services provided	388,657	886,073	1,931,800
Sales and marketing	164,807	634,484	2,649,292
General and administrative	793,293	2,663,724	4,812,197
Research and development	182,166	530,622	1,349,922
Management services and facilities usage charges	151,116	590,535	1,074,788

Total operating costs and expenses	1,680,039	5,305,438	11,817,999

Net loss	$(1,207,295)	$(4,332,246)	$(9,713,690)

Basic and diluted loss per common share	$(0.07)	$(0.26)	$(0.59)

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Statements of Cash Flows (Unaudited)

		Predecessor
	Three months ended September 30, 2003	Six months ended June 30, 2003	Nine months ended September 30, 2002
Operating activities
Net loss	$(1,207,295)	$(4,332,246)	$(9,713,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,725	565,470	1,707,460
Non-cash compensation expense	—	—	58,204
Changes in operating assets and liabilities:
Accounts receivable, net	48,474	70,301	(167,052)
Accounts receivable from related party	(45,826)	54,717	(35,500)
Prepaid expenses	72,365	(23,533)	(47,277)
Prepaid royalties to related party	120,000	240,000	300,000
Accounts payable and accrued expenses	(176,073)	56,365	188,440
Accrued severance costs	(135,196)	154,079	—
Fees payable to related party	10,093	(202,690)	9,160
Deferred revenue	(3,737)	(41,306)	(122,879)

Net cash used in operating activities	(1,169,470)	(3,458,843)	(7,823,134)

Investing activities
Purchase of property and equipment	(145,688)	(374,410)	(237,932)
Proceeds from sale of property and equipment	—	—	41,498

Net cash used in investing activities	(145,688)	(374,410)	(196,434)

Financing activities
Proceeds from borrowings from related party	1,534,692	3,584,080	4,855,444
Payments on line of credit with related party	—	(9,069,409)	(6,205,668)
Sale of Series A Convertible Preferred Stock to Sylvan Ventures	—	9,231,779	9,400,000

Net cash provided by financing activities	1,534,692	3,746,450	8,049,776

Net change in cash	219,534	(86,803)	30,208
Cash at beginning of period	7,694	94,497	250,880

Cash at end of period	$227,228	$7,694	$281,088

See accompanying notes.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

September 30, 2003

1. Basis of Presentation

The accompanying financial statements of eSylvan, Inc. (“the Company”) present the financial position, results of operations and cash flows of the Company as of and for the three months ended September 30, 2003. As discussed more fully in Note 2, Educate, Inc. acquired the Company on June 30, 2003. The financial statements included herein also include the financial position of the predecessor business as of December 31, 2002, and the results of its operations for the three months and for the nine months ended September 30, 2002 and for the six months ended June 30, 2003.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to financial statements of the predecessor in order to conform them to the current period presentation. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The predecessor balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the predecessor financial statements included in the eSylvan, Inc. annual report on Form 10-K for the year ended December 31, 2002.

2. Acquisition by Educate, Inc.

On June 30, 2003, Sylvan Learning Systems, Inc. (“Sylvan”) completed the sale of its K-12 education operating units. Under the transaction, Sylvan’s ownership interest in the Company and other assets, were sold to Educate Operating Co., LLC (“Educate”), a wholly owned subsidiary of Educate, Inc. To consummate the transaction, Educate purchased from Sylvan Ventures LLC (“Sylvan Ventures”), the prior investor a majority owned subsidiary of Sylvan, 13,857,143 shares of Common Stock of eSylvan, Inc. and 20,629,633 shares of Series A Convertible Preferred Stock of eSylvan, Inc. Educate now owns 83.89% and 100% of the outstanding Common Stock and Series A Convertible Preferred Stock, respectively, of the Company. The transaction was accounted for as a business combination, and purchase accounting was applied as of the acquisition date to establish a new basis of accounting for the acquired net assets of the Company.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

2. Acquisition by Educate, Inc. (continued)

Educate is currently in the process of determining the estimated fair market value of the assets and liabilities it acquired from Sylvan. An independent appraiser was engaged to complete a valuation of the net assets of the Company as of the acquisition date. As of November 12, 2003, a preliminary report by this appraiser indicated that the fair value of the net assets acquired was approximately $280,000. Although the appraiser’s report has not been finalized, management believes that the estimated fair value of the acquired net assets will not vary significantly from this preliminary valuation. A summary of the purchase price adjustments recorded in connection with the acquisition are presented below:

	Predecessor
	June 30, 2003 closing balance sheet	Purchase price adjustments	July 1, 2003 opening balance sheet
Assets:
Total current assets	$415,578	$564,525	$980,103
Property and equipment	5,547,190	(4,928,838)	618,352
Accumulated depreciation and amortization	(4,584,470)	4,584,470	—

Property and equipment, net	962,720	(344,368)	618,352
Intangible assets:
Participation agreements, net	1,341,202	(1,341,202)	—

Total assets	$2,719,500	$(1,121,045)	$1,598,455

Liabilities and stockholders’ equity:
Total liabilities	$1,328,605	$(10,093)	$1,318,512
Stockholders’ equity:
Series A Convertible Preferred Stock	20,333	297	20,630
Class A Convertible Common Stock	2,518		2,518
Common stock	14,000		14,000
Additional paid-in-capital	42,673,314	(42,430,519)	242,795
Accumulated deficit	(41,319,370)	41,319,370	—

Total stockholders’ equity	1,390,895		279,457

Total liabilities and stockholders’ equity	$2,719,500	$(1,121,045)	$1,598,455

Significant adjustments were made to record the final financing amounts due from Sylvan Ventures before the acquisition by Educate and to record all property and equipment at fair value.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

3. Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for its stock-based compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company has performed the pro forma calculation as if the fair value method had been elected as required by statement No. 123 and determined there was no change on pro forma net loss or net loss per share.

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

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (continued)

4. Restructuring Plan

In February 2003, the Company initiated, with board of directors approval, a restructuring plan. Under the plan, which was completed in May 2003, the employee workforce was reduced by 14 full time employees, or 33% of the full time workforce. The terminated employees were engaged in providing direct services to customers, sales and marketing, general and administrative and research and development activities. The Company paid $135,196 and $280,921 in severance benefits to terminated employees in the three month period ended September 30, 2003 and six month period ended June 30, 2003, respectively. General and administrative expense for the three month period ended September 30, 2003 and six month period ended June 30, 2003 included $0 and $435,000, respectively, for severence benefits incurred and to be paid in future periods.

5. Income Taxes

The Company as a member of a consolidated group uses the separate return method of accounting for income taxes. Under the separate return method, income tax expense or benefit is determined assuming that the Company is a separate taxpayer. Deferred tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of the Company’s assets and liabilities using the enacted marginal income tax rate. For all periods presented, the Company has not reported an income tax benefit arising from its deferred tax assets, consisting principally of net operating loss carryforwards, because of significant uncertainties surrounding their ultimate realization.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

6. Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share:

		Predecessor
	Three months ended September 30, 2003	Six months ended June 30, 2003	Nine months ended September 30, 2002
Net loss	$(1,207,295)	$(4,332,246)	$(9,713,690)

Weighted-average common and Class A common shares outstanding during the period	16,517,984	16,517,984	16,499,517

Shares used in computations	16,517,984	16,517,984	16,499,517

Basic and diluted loss per common share	$(0.07)	$(0.26)	$(0.59)

Basic and diluted loss per common share are equal because the assumed conversion of preferred stock and exercise of outstanding stock options would result in the computation being antidilutive as a result of the net loss in each period presented.

7. Financing Arrangements with Sylvan Ventures, Liquidity and Capital Resources

As described below, during 2003 the Company issued additional shares of Series A Convertible Preferred Stock (“Preferred Stock”) for cash to fund its operations and meet its obligations under certain borrowings. These shares of Preferred Stock were issued with terms identical to the terms of the outstanding Preferred Stock issued in prior periods as described more fully in the Company’s 2002 annual financial statements.

Prior to June 30, 2003, the Company had a revolving credit facility with Sylvan Ventures under which it could borrow up to $10,000,000. At December 31, 2002, the Company had $5,485,329 outstanding under the line of credit.

In February 2003, the Company issued 3,578,947 shares of Preferred Stock to Sylvan Ventures for a total purchase price of $6,800,000. The Company used $6,637,630 of the proceeds to repay the line of credit with Sylvan Ventures and $162,370 to fund operations of the Company.

eSylvan, Inc.

(a Subsidiary of Educate, Inc.)

Notes to Financial Statements (Unaudited)

7. Financing Arrangements, Liquidity and Capital Resources (continued)

In June 2003, the Company issued 1,279,884 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $2,431,779. The Company used the proceeds to repay amounts advanced to the Company by Sylvan Ventures.

In September 2003, the Company issued 297,118 additional shares of the Preferred Stock to Sylvan Ventures for a total purchase price of $564,525. This financing was required under the terms of the June 30, 2003 purchase agreement between Educate and Sylvan, and the shares issued were transferred by Sylvan Ventures to Educate in connection with the acquisition by Educate of the Common Stock and Preferred Stock held by Sylvan Ventures. This amount was classified as due from prior investor at September 30, 2003, was paid in October 2003, and represents the final financing obligations of Sylvan Ventures.

The Company’s operating losses, forecasted operating losses and limited funding sources raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing the expansion of its online tutoring business and is also pursuing additional financing through its parent, Educate, Inc. While the Company anticipates continued funding from Educate, Inc. at least through the end of 2003, there can be no assurance that the Company will be able to generate sufficient cash flow from operations or additional financing to meet its development and operating needs, or that such financing would be available on terms acceptable to the Company.

8. Borrowings from Parent

As of September 30, 2003 the Company has borrowed $1,534,692 which is due to its parent, Educate Inc. The borrowings represent cash advances received during the period and are repayable upon demand. For the three month period ended September 30, 2003 the average outstanding balance on the borrowings was $665,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to the Company’s future development plans and future capital requirements, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Factors that could cause actual results to differ materially include the following: the reliability of our technology; our efforts to establish, maintain and strengthen the eSylvan brand; consumer acceptance of online tutoring; our ability to secure additional financing; and other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company delivers supplemental education to families and children through a variety of applications on the Internet. From October 1, 1999 (date of inception of predecessor Company) through December 31, 2001, the Company was a development stage business. The Company’s lack of an operating history makes it difficult to evaluate its business and prospects. The Company’s results of operations and future prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies dependent upon the relatively new and rapidly evolving Internet environment.

On June 30, 2003, Sylvan Learning Systems, Inc. (“Sylvan”) completed the sale of its K-12 education operating units. As part of the transaction, the Sylvan Learning Center and Sylvan Education Solutions divisions of Sylvan, the ownership interest in eSylvan and other assets were sold to Educate Operating Co., LLC, a wholly owned subsidiary of Educate, Inc. (“Educate”). Under these transactions, Educate Operating Co., LLC purchased from Sylvan Ventures, a majority owned subsidiary of Sylvan, 13,857,143 shares of Common Stock of eSylvan, Inc. and 20,629,633 shares of Series A Convertible Preferred Stock of eSylvan, Inc. As a result, Educate Operating Co., LLC now owns 83.89% and 100% of the outstanding Common Stock and Series A Convertible Preferred Stock of the Company, respectively. We cannot predict how this transaction will impact our business. However, we expect to have access to management resources we need and to the services previously provided to us by Sylvan under various management services agreements. While we anticipate continued funding from Educate at least through the end of 2003, there can be no assurance that we will be able to obtain the capital we will need to continue to operate our business on a longer term basis.

Comparison of Financial Results

The transaction whereby Educate acquired a controlling interest in the Company was accounted for as a business combination, and purchase accounting was applied as of the acquisition date to establish a new basis of accounting for the acquired net assets of the Company. Educate is currently in the process of determining the estimated fair market value of the assets and liabilities it acquired to Sylvan. An independent appraiser was engaged to complete a valuable of the net assets of the Company as of the acquisition date. As of November 12, 2003, a preliminary report by this appraiser indicated that the fair value of the net assets acquired was approximately $280,000. Although the appraiser’s report has not been finalized, management believes that the estimated fair value of the acquired net assets will not vary significantly from this preliminary valuation. As a consequence of the revaluation of the Company’s net assets at fair value upon the significant change in ownership on June 30, 2003, the financial results for the three month period ended September 30, 2003 are not comparable in certain respects with the results of operations for periods prior to the acquisition. However, management believes that the predecessor’s results of operations provide the most relevant basis for explaining significant trends in the results of operations of the business since its acquisition on June 30, 2003. Accordingly, the Company has presented a comparison of the three-month period ended September 30, 2003 to the three-month period ended September 30, 2002 of the predecessor business. In addition, the Company has combined the operations of the six-month period ended June 30, 2003 of the predecessor business with the three-month period ended September 30, 2003 for comparison to the nine-month period ended September 30, 2002 of the predecessor. These results are discussed below.

Results of Operations

Comparison of results for the three months ended September 30, 2003 to results for the three months ended September 30, 2002

The Company incurred net losses of $1.2 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively. The reduction in the Company’s quarterly net loss reflects the benefits of the restructuring plan we implemented in February 2003. Under the plan, we reduced the size of our operating losses and cash requirements by enrolling and servicing fewer students in 2003 than we did in 2002, by enrolling and servicing those students on a more economical basis and by reducing our personnel and other overhead costs. By reducing our enrollments and the number of students enrolled and served in 2003, we believe we can develop the software applications and operational processes that will enable us to operate more efficiently as we increase enrollments in the future.

Revenues for the three months ended September 30, 2003 declined 45% to $0.5 million from $0.9 million for the three months ended September 30, 2002. This decline was the result of a 57% decline in enrollments and related assessment and registration fees and a 43% decline in tutoring revenue.

During the three months ended September 30, 2003, total operating costs and other expenses decreased by $2.4 million, or 58%, to $1.7 million from $4.1 million for the three months ended September 30, 2002.

Direct costs of services provided for the three months ended September 30, 2003 decreased 49% to $0.4 million from $0.8 million for the three months ended September 30, 2002. In both periods, direct costs of services provided consisted primarily of labor for instructional, technical and operations support. The decline was attributable to a 46% decline in the number of tutoring sessions delivered as well as an increase in efficiency in delivering sessions.

Sales and marketing expenses decreased by $0.7 million, or 82%, to $0.2 million for the three months ended September 30, 2003, from $0.9 million for the three months ended September 30, 2002. The decrease in sales and marketing expenses was due to our increased focus on utilizing customer acquisition channels that were more efficient than those utilized in the prior year and an overall reduction in the number of students we sought to enroll in the three month period ended September 30, 2003. We incur sales and marketing costs for media and marketing campaigns and for establishing and growing the “eSylvan” brand.

General and administrative expenses decreased by $0.8 million, or 49%, to $0.8 million for the three months ended September 30, 2003, from $1.6 million for the three months ended September 30, 2002. This decrease reflects lower depreciation and amortization expense of $0.3 million, $0.1 of which is a direct result of the revaluation of the Company’s fixed and intangible assets on June 30, 2003. The remainder of the decrease was a result of lower costs resulting from implementation of our restructuring plan earlier in 2003. We terminated 14 full-time personnel, or 33% of our total full-time personnel, in February 2003. General and administrative expenses consist of personnel costs, professional fees, maintenance expenses, depreciation and other expenses.

Research and development expenses decreased by 63%, to $0.2 million for the three months ended September 30, 2003, from $0.5 million for the three months ended September 30, 2002. The decrease in research and development expenses resulted from our need for less intensive development of our on-line tutoring technical infrastructure in the 2003 period compared to the 2002 period.

Management services and facilities usage charges from our parent decreased by 56%, to $0.2 million for the three months ended September 30, 2003, from $0.3 million for the three months ended September 30, 2002. Under our current services agreement with Educate, Educate provides us with management services, information systems support services, corporate accounting services, database management services, human resources and payroll services, general liability insurance and legal services.

We incurred no interest expense for the three months ended September 30, 2003 or for the three months ended September 30, 2002 because neither Educate nor Sylvan Ventures charged interest on amounts they advanced to us.

Comparison of results for the nine months ended September 30, 2003 to results for the nine months ended September 30, 2002

The results for the nine month period ended September 30, 2003 are presented for comparative purposes and comprise the results for eSylvan for the three months ended September 30, 2003 and for the predecessor business for the six months ended June 30, 2003. The results are not directly comparable to results for the nine months ended September 30, 2002 given that the three month period ended September 30, 2003 does not include amortization of participation agreements, whereas other periods presented and discussed do include amortization of participation agreements. In addition, our fixed asset base was larger and subject to higher depreciation charges prior to the June 30, 2003 acquisition.

The Company incurred net losses of $5.5 million and $9.7 million for the nine months ended September 30, 2003 and 2002, respectively. The net loss for the nine months ended September 30, 2003 includes $0.4 million of accrued severance costs related to a restructuring plan implemented in February 2003. Participant Agreement amortization expense of $0.2 million was recorded during the six months ended June 30, 2003 and $0.3 million during the nine months ended September 30, 2002.

Revenues for the nine months ended September 30, 2003 declined 31% to $1.4 million from $2.1 million for the nine months ended September 30, 2002 as a result of a 63% decline in enrollments and related assessment and registration revenue and an 8% decline in tutoring revenue.

During the nine months ended September 30, 2003, total operating costs and other expenses decreased by $4.8 million, or 41%, to $7.0 million from $11.8 million for the nine months ended September 30, 2002.

Direct costs of services provided for the nine months ended September 30, 2003 decreased 34% to $1.3 million from $1.9 million for the nine months ended September 30, 2002. The decline was attributable to a 10% decline in the number of tutoring sessions delivered as well as an increase in efficiency in delivering sessions.

Sales and marketing expenses decreased by $1.9 million, or 70%, to $0.8 million for the nine months ended September 30, 2003, from $2.6 million for the nine months ended September 30, 2002. The decrease in sales and marketing expenses was due to the Company’s increased focus on utilizing customer acquisition channels that were more efficient than those utilized in the prior year along with an overall reduction in the number of students we sought to enroll.

General and administrative expenses decreased by $1.4 million, or 21%, to $3.5 million for the nine months ended September 30, 2003, from $4.8 million for the nine months ended September 30, 2002. A decrease in depreciation and amortization expense of $0.8 million was partially offset by $0.4 million of severance costs recognized in the nine months ended September 30, 2003 in conjunction with Company’s restructuring plan. The remainder of the decline in general and administrative expenses was a result of lower costs after implementing our restructuring plan.

Research and development expenses decreased by 47%, to $0.7 million for the nine months ended September 30, 2003, from $1.3 million for the nine months ended September 30, 2002. The decrease in research and development expenses resulted from the need for less intensive development of our on-line tutoring technical infrastructure in the 2003 period versus the 2002 period.

Management services and facilities usage charges decreased by $0.3 million, or 31%, to $0.7 million for the nine months ended September 30, 2003, from $1.1 million for the nine months ended September 30, 2002.

The Company incurred no interest expense for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002 because our investors did not charge interest on amounts advanced.

Liquidity and Capital Resources

We used net cash in our operating activities for the nine months ended September 30, 2003 of $4.6 million, primarily to fund our $4.8 million loss before depreciation and amortization, compared to net cash used of $7.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we purchased and capitalized $0.3 million of software development costs and $0.1 million of networking equipment which had previously been leased. Capital expenditures, primarily for computer software, for the nine months ended September 30, 2002 were $0.2 million.

In February 2003, we issued 3,578,947 shares of our Preferred Stock to Sylvan Ventures for an aggregate purchase price of $6.8 million. We used $6.6 million of the proceeds to repay the then outstanding balance under the line of credit with Sylvan Ventures.

In June 2003, we issued 1,279,884 shares of our Preferred Stock to Sylvan Ventures for an aggregate purchase price of $2.4 million. We used the proceeds to repay amounts advanced to us by Sylvan Ventures.

In September 2003, we issued 297,118 additional shares of our Preferred Stock for a total purchase price of $564,525. This financing was required under the terms of the June 30, 2003 purchase agreement between Educate and Sylvan, and the shares issued were transferred by Sylvan Ventures to Educate in connection with the acquisition by Educate of the Common Stock and Preferred Stock held by Sylvan Ventures. This amount was classified as due from prior investor at September 30, 2003, was paid in October 2003, and represents the final financing obligations of Sylvan Ventures.

We expect to incur significant negative cash flow from operations for the foreseeable future and do not expect that our current resources will be sufficient to support our growth and operations until we become profitable. Since our founding, we have relied upon our investors for the capital necessary to operate our business. While we expect Educate to fund our operations at least through the end of 2003, we cannot predict whether Educate will continue to provide the necessary capital to us on a longer term basis. Therefore, we cannot be certain that we will be able to raise additional funds as needed, or, if we can, that we will be able to do so on terms that we deem acceptable. In particular, potential third party investors may be unwilling to invest in us due to Educate’s voting control. We are unable to predict the amount of additional financing we will need because the amount is substantially dependent upon our success in implementing our business plan, including our marketing and advertising efforts and a variety of factors outside of our control, such as unexpected technical difficulties with the on-line tutoring infrastructure and other factors discussed in our most recent Form 10-K filed with the Securities and Exchange Commission. Our failure to obtain the funds necessary to establish and grow our business would have a material adverse effect on the business and our ability to generate and grow revenues. If we raise funds through the issuance of equity or equity-related securities, these securities will likely have rights, preferences or privileges senior to those of the rights of the Company’s Common Stock, and current holders of the Common Stock will experience dilution, which may be substantial.

Our current and projected operating losses and limited committed funding raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Effects of Inflation

Inflation has not had a material effect on our revenues and expenses since inception on October 1, 1999. Inflation is not expected to have a material future effect for the foreseeable future.

Seasonality in Results of Operations

We experience seasonality in our results of operations primarily as a result of quarterly fluctuations in the level of student enrollments. The strongest operating results are achieved in the third quarter of the year when we expect to deliver our highest tutoring session volume, while our marketing and student acquisition expenses are lowest given that the third quarter has been our weakest enrollment quarter. The aforementioned seasonality trend is based upon our very limited operating experience and may not be indicative of actual operating results, particularly as student enrollments increase or decrease dramatically. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

ITEM 3.	QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. Our operations are exclusively in the United States and have been funded without an interest charge. Therefore, we currently have no direct exposure to financial market risks, as we have no exposure to fluctuations in foreign currency exchange rates, interest rates, equity prices or investment values.

ITEM 4.	CONTROLS AND PROCEDURES

As of November 4, 2003 (the “Evaluation Date”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in the reports that the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There have been no significant changes in the our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 7 to Notes to Financial Statements (unaudited) filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company has filed with the Securities and Exchange Commission the certifications of its principal executive officer and principal financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Act”) as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 - Certification of principal executive officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 - Certification of principal financial officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 - Certification of principal executive officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 - Certification of principal financial officer under Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on July 15, 2003 regarding the sale of Sylvan’s K-12 businesses to Educate Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

eSylvan, Inc.

Date: November 13, 2003	/s/ R. Christopher Hoehn-Saric
R. Christopher Hoehn-Saric Chairman and Chief Executive Officer (principal executive officer)

Date: November 13, 2003	/s/ Kevin E. Shaffer
Kevin E. Shaffer Chief Financial Officer (principal financial officer)

Date: November 13, 2003	/s/ Glenn F. McAvoy
Glenn F. McAvoy Vice President -Finance (principal accounting officer)